Form 10-K
period 2025-12-31
TCW Steel City Senior Lending BDC
filed 2026-03-26
CIK 2043133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56771

TCW Steel City Senior Lending BDC

(Formerly TCW Steel City Perpetual Levered Fund LP)

(Exact name of Registrant as specified in its Charter)

Delaware	33-1515587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA

02116

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 936-2275

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable

Not applicable

Securities registered pursuant to Section 12(g) of the Act: Class I common shares of beneficial interest, par value $0.01 (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the Registrant’s common shares.

The number of the Registrant’s common shares outstanding at March 26, 2026 was 12,093,673.

Documents Incorporated by Reference

None.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in forward-looking statements including, without limitation:

•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
•
our limited operating history;
•
potential illiquidity and lack of a viable trading market for our Common Shares;
•
the ability of the Advisor (as defined herein) and the Sub-Advisor (as defined herein) to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by Shareholders (as defined herein) and not by the Advisors (as defined herein);
•
the ability of the Advisors to locate suitable investments for us and to monitor and administer our investments;
•
defaults by a substantial number of Shareholders or by one or more Shareholders who have made substantial Capital Commitments (as defined herein);
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Advisor and Sub-Advisor;
•
our dependence on PNC Capital Markets, LLC as a sourcing agent for our investments;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisors, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the Investment Company Act of 1940 (the “1940 Act”);
•
the use of borrowed money to finance a portion of our investments;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our NAV to fluctuate;

•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
•
a contraction of available credit could impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, trade receivables securitizations, technology financings, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
investments in portfolio companies located outside of the US may present additional risks;
•
we may be subject to risks in connection with the derivative instruments we use;
•
we will pay fees and expenses which will reduce the actual returns to Shareholders, the distributions we make to Shareholders, and the overall value of the Shareholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Shares with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward- looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act” or the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

The “Company,” “we,” “us,” and “our” refers to TCW Steel City Senior Lending BDC, a Delaware statutory trust, for the periods after its conversion to a Delaware statutory trust, and to TCW Steel City Perpetual Levered Fund LP, a Delaware limited partnership, for the periods prior to its conversion to a Delaware statutory trust..

The “Advisor” refers to TCW PT Management Company LLC, a Delaware limited liability company.

Item 1. Business.

(a) General Development of Business

We were formed on October 14, 2024, as a limited partnership under the laws of the State of Delaware.

We are an externally managed, non-diversified, closed-end management investment company. On September 9, 2025 we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Business—Regulation as a Business Development Company” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Regulated Investment Company Classification.”

On November 3, 2025, we completed our conversion to a Delaware statutory trust (the “Conversion”). In connection with the Conversion, we also changed our name to TCW Steel City Senior Lending BDC.

We are a senior direct lending investment company that will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. Middle market companies are generally defined as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $10 million to $75 million at the time of investment. Under normal circumstances, we will invest at least 80% of our total assets (defined for this purpose as net assets plus borrowings for investment purposes) after our portfolio is fully ramped-up in senior secured loans. If we change the 80% test, we will provide shareholders with at least 60 days’ prior notice of such change.

Together with TCW Steel City Unlevered Private Fund LP, a related limited partnership, the Company is part of the “TCW Steel City Platform,” a newly formed strategy launched by the TCW Group (together with its controlled affiliates, as the context may require, “TCW”) and The PNC Financial Services Group, Inc. (together with its controlled affiliates, as the context may require, “PNC”) to provide middle market lending solutions leveraging the unique strengths of both organizations to create a differentiated platform in private credit. We are advised by TCW PT Management Company LLC (the “Advisor”), which is part of the TCW Steel City Platform, and are sub-advised by PNC Steel City Advisors, LLC (the “Sub-Advisor” and, together with the Advisor, the “Advisors”). Our investment program is primarily focused on investing in senior secured debt obligations. We currently expect to focus on portfolio companies in a variety of industries and will consider financings for many different purposes, including acquisitions, growth opportunities, liquidity needs, refinancings and recapitalizations. The issuers in which we intend to invest will be leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade. Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

Although we are primarily focused on investing in senior secured debt obligations, there may be rare occasions where our investment may be unsecured. The Company will also consider making equity investments in relation or incidentally to investing in debt obligations. The Company’s investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, the Company may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture, partnership or other special purpose vehicle. We may also invest indirectly in investments through intermediate entities established by us. Such intermediate entities may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” means (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940 Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person. While we will invest primarily in North American companies, there may be certain instances where the Company will invest in companies domiciled elsewhere. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.” In addition to those diversification requirements, we will not invest more than 10% of our gross assets in any single portfolio company.

We intend to enter into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close a credit facility or obtain other financing.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Unitholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 200% asset coverage ratio, reflecting approximately a 1:1 debt-to-equity ratio, taking into account the then current fair value of the investments. However, under Section 61(a)(2) of the 1940 Act, implemented in accordance with the Small Business Credit Availability Act, we have elected to be subject to the lower asset current coverage ratio of 150% available thereunder in order to maintain maximum flexibility, which will permit us to have up to a 2:1 debt-to-equity ratio. See “Item 1A. Risk Factors—Borrowing Money.”

We are a privately placed, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s quarterly net asset value per share. In our perpetual-life structure, we may offer investors an opportunity to sell their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. Any such repurchases will be subject to the Advisor’s recommendation and Board approval. There can be no assurance that the Board will accept the Advisor’s recommendation. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event.

Prior to the Conversion, we conducted private offerings of our limited partnership interests to investors on February 5, 2025 (the “Initial Closing Date”), April 8, 2025, and August 22, 2025 in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and following the Conversion, we expect to conduct private offerings of our Class I Shares of beneficial interest, par value $0.01 (the “Common Shares”). At the closing of any private offering, each investor has and will make a commitment to purchase Common Shares (the “Capital Commitments”) pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. We commenced our investment activities in May 2025.

The Advisor and the Sub-Advisor

Our investment activities are managed by the Advisor, a newly-formed Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of trustees (the “Board” or “Board of Trustees”), the Advisor manages our day-to-day operations and provides portfolio management and administrative services to us pursuant to the investment management and advisory agreement (the “Investment Advisory Agreement”) by and between the Advisor and us. The Advisor is a wholly owned subsidiary of TCW Group which, together with its affiliated companies, manages or has committed to manage approximately $206.2 billion in assets as of December 31, 2025. These assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

TCW’s Private Credit Group joined the TCW Group in December 2012. Certain members of the Private Credit Group were previously affiliated with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. Originally founded in 2001, the Private Credit Group was founded, and is led by, Richard Miller and consists of over 44 investment professionals with significant expertise in investing, corporate finance, merger and acquisitions, leveraged transactions, high-yield financings, asset-based loans, turnarounds, loan workouts and restructurings.

The Advisor is responsible for, directly or by delegation to the Sub-Advisor, among other things: formulating and implementing our investment program, determining the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes, and identifying, sourcing, researching, evaluating and negotiating the structure of our investments, including the exercise of any rights in our capacity as a lender. The investment activities of the Advisor are managed by the investment professionals from the Private Credit Group.

The Sub-Advisor, a Delaware limited liability company registered with the SEC under the Advisers Act, serves as the sub-advisor to the Advisor pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Advisor and the Sub-Advisor. The Sub-Advisor is a wholly owned subsidiary of PNC Bank, National Association (“PNC Bank”), which is, in turn, a wholly owned indirect subsidiary of PNC, a publicly traded company. The Sub-Advisor was founded in August 2014 and has developed a strong track record in its focus areas, working alongside other entities within PNC’s broader financial services platform. PNC is one of the largest diversified financial services institutions in the United States. PNC is a coast-to-coast franchise with an extensive retail branch network and a presence in all of the country’s 30 largest markets. PNC also has strategic international offices in four countries outside the U.S. With roots going back to 1865, PNC provides retail banking, corporate and institutional banking, and asset management to individuals, institutions and businesses of all sizes.

PNC Bank has established a robust sourcing platform with over 900 client facing business professionals across the largest markets in the United States. Business groups within PNC associated with the Sub-Advisor have structured and monitored over $109 billion in loan commitments and PNC Bank has existing relationships with approximately 21,000 Corporate and Institutional Banking customers, which is expected to serve as an attractive source of prospective borrowers for us. These relationships, along with new borrowers identified by the Sub-Advisor’s investment professionals, are expected to provide us with an incumbency advantage that will drive investment deployment.

The Sub-Advisor is responsible for, among other things: originating loan opportunities sourced through PNC Capital Markets LLC (“PNCCM”), an affiliate of PNC, relying on PNC’s network; coordinating with the Advisor’s Investment Committee on investment recommendations; and providing such support as necessary in connection with the ongoing monitoring, evaluation and valuation of portfolio investments. The Sub-Advisor also participates in loan and portfolio reviews.

Market Experience

The Advisors and their respective investment professionals bring extensive capital markets experience to us, including deal origination, due diligence, transaction structuring, and portfolio management across both public and private markets and spanning a wide spectrum of securities and industries.

We leverage the expansive sourcing footprint of PNC, one of the U.S.’s largest commercial banking firms in terms of assets, to identify and recommend investment opportunities. The Advisors believe that the experience of their respective investment professionals, combined with the depth of PNC’s sourcing platform, client base and relationships, positions us to achieve attractive risk-adjusted returns.

Investment Approach

The investment approach is focused on originating and investing in loans to middle market companies and emphasizes the following:

•
Investing in adjustable-rate, senior secured investment opportunities;
•
Maintaining a principal preservation/absolute return focus;
•
Investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and
•
Evaluating investment opportunities on a risk-adjusted return basis.

The Advisors employ an investment approach and strategy with a focus on the fundamental objectives of preserving capital and generating attractive risk-adjusted returns.

Investment Committees

Each of the Advisor and the Sub-Advisor has established its own investment committee (each an “Investment Committee”) to evaluate and manage investment opportunities. The Sub-Advisor’s Investment Committee is responsible for originating and recommending potential investments, while the Advisor’s Investment Committee has final authority to approve those investments, amend legal documents, and determine workout strategies once an investment has been made.

Each new investment must be recommended by the Sub-Advisor’s Investment Committee and approved by the Advisor’s Investment Committee. Once an investment has been made, the Sub-Advisor’s Investment Committee may recommend modifications to loan terms or workout strategies, but final decisions on any such modifications or workouts will rest solely with the Advisor’s Investment Committee.

The Advisor’s Investment Committee plays a critical role in the investment process, bringing the diverse experiences and perspectives of its members to the analysis and consideration of each investment. The Advisor’s Investment Committee evaluates and approves all investments, ensuring they align with our investment philosophy and policies. The Advisor’s Investment Committee determines appropriate investment sizing, structure, pricing and ongoing monitoring requirements. In addition to reviewing the Sub-Advisor’s investment recommendations, the Advisor’s Investment Committee serves as a forum to discuss market outlooks, credit views, potential transactions and deal flow. Investment professionals from both the Advisor and the Sub-Advisor are encouraged to share information early in the analysis process to improve decision-making quality and ensure consistency with our investment philosophy and policies. Each proposed transaction is presented to the Advisor’s Investment Committee for consideration in a formal written report, and all new investments, as well as the disposition or sale of existing investments, must receive the Advisor’s Investment Committee’s final approval.

The Sub-Advisor’s processes are similar to those of the Advisor in terms of evaluating and recommending investments.

While the Sub-Advisor’s Investment Committee is responsible for the initial review and recommendations for investment opportunities for which PNCCM is the Sourcing Party (as defined below), no investment will be made by us without final approval from the Advisor’s Investment Committee. This structured collaboration ensures effective execution of our investment strategy, with each Investment Committee playing a distinct role throughout the investment process.

“Sourcing Party” shall mean PNCCM or TCW, as applicable.

Members of the Investment Committees

The Advisor’s Investment Committee will initially be composed of two members from the Private Credit Group. The current permanent members of the Advisor’s Investment Committee are Richard T. Miller and Mark K. Gertzof.

The Sub-Advisor’s Investment Committee will be composed of two members from PNC Bank. The current members of the Sub-Advisor’s Investment Committee are Peter Mardaga and Walter Hill. They are also the current members of the board of managers of the Sub-Advisor, which board will serve as the Sub-Advisor’s Investment Committee.

We use the expertise of the members of the Investment Committees, the Private Credit Group and the relevant Sub-Advisor professionals to assess investment risks and determine appropriate pricing for our investments. In addition, the relationships developed by the Private Credit Group and the relevant Sub-Advisor professionals enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Competition for Investment Opportunities.”

Investment Advisory and Management Agreement

Pursuant to the Advisory Agreement, the Advisor will:

•
determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);
•
determine the assets we will originate, purchase, retain or sell;
•
close, monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and
•
provide us such other investment advice, research and related services as we may, from time to time, require.

Under the Sub-Advisory Agreement (as described below), while the Advisor will collaborates with the Sub-Advisor in performing several services and functions, the Advisor retains responsibility for making the final investment and divestment decisions for us.

The Advisor’s services under the Investment Advisory Agreement are not exclusive, and subject to the limitations set forth in the Amended and Restated Declaration of Trust dated as of November 3, 2025 (the “Declaration of

Trust”) and the Investment Advisory Agreement, the Advisor may also engage in any other business or render similar or different services to the others. Under the Investment Advisory Agreement, the Advisor receives a management fee and an incentive fee from us as described below.

On November 3, 2025, the Investment Advisory Agreement was approved by our Board of Trustees. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Trustees, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Advisor or any of their respective affiliates (the “Independent Trustees”). The Investment Advisory Agreement will automatically terminate in the event of an assignment by the Advisor. The Investment Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Investment Advisory Agreement is terminated according to this paragraph, we will pay the Advisor a pro-rated portion of the Management Fee and Incentive Fee (each as defined below). See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

Under the terms of the Investment Advisory Agreement, the Advisor, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor or its affiliates (in each case, an “Indemnitee”) shall not be liable to the Company for any action taken or omitted to be taken by the Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We will indemnify, defend and protect each Indemnitee (each of whom shall be deemed a third party beneficiary of the Investment Advisory Agreement) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnitee in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of the Advisor’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company. An Indemnitee may consult with counsel and accountants in respect of the Company’s affairs and shall be fully protected and justified in any action or inaction that is taken in accordance with the advice or opinion of such counsel and accountants; provided, that such counsel or accountants were selected with reasonable care and such protection is permitted by applicable law, including the 1940 Act. Notwithstanding the foregoing provisions to the contrary, nothing contained herein shall protect or be deemed to protect an Indemnitee against or entitle or be deemed to entitle an Indemnitee to indemnification in respect of, any liability to the Company or our security holders to which an Indemnitee would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any Indemnitee’s duties or by reason of the reckless disregard of the Advisor’s duties and obligations under the Investment Advisory Agreement (as the same shall be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder). In addition, notwithstanding anything in this section to the contrary, nothing contained herein shall protect or be deemed to protect the Advisor or its controlling persons against, or entitle or be deemed to entitle the Advisor or its controlling persons to, indemnification in respect of, any liability to the Company or our security holders to which the Advisor or its controlling persons would otherwise be subject by reason of negligence or misconduct, as determined by a court of competent jurisdiction in a final, non-appealable order, in the performance of the Advisor’s and/or its controlling persons’ duties.

U.S. federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Sub-Advisory Agreement

The Sub-Advisory Agreement more fully sets out the Sub-Advisor’s responsibilities with respect to the Company and other related terms.

The Sub-Advisor’s services under the Sub-Advisory Agreement are not exclusive, and subject to the limitations set forth in the Declaration of Trust and the Sub-Advisory Agreement, the Sub-Advisor may also engage in any other business or render similar or different services to others. Pursuant to the Sub-Advisory Agreement, the Advisor will pay, out of the Management Fees and Incentive Fees it receives from the Company, the Sub-Advisor a sub-advisory fee in exchange for the services provided thereunder.

On November 3, 2025, the Sub-Advisory Agreement was approved by our Board of Trustees. Unless earlier terminated as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Trustees, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Sub-Advisory Agreement will automatically terminate in the event of an assignment by the Sub-Advisor. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon sixty (60) days’ written notice, by a vote of the majority of our outstanding voting shares, or by the vote of our Board of Trustees, or by the Advisor, and the Sub-Advisory Agreement may be terminated at any time, without payment of any penalty, upon one hundred twenty (120) days’ written notice by the Sub-Advisor. The Sub-Advisory Agreement will also terminate upon the termination of the Investment Advisory Agreement. See “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management.”

Under the terms of the Sub-Advisory Agreement, the Sub-Advisor, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Sub-Advisor or its affiliates (in each case, an Indemnitee) shall not be liable to the Company for any action taken or omitted to be taken by the Sub-Advisor in connection with the performance of any of its duties or obligations under the Sub-Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We will indemnify, defend and protect each Indemnitee (each of whom shall be deemed a third party beneficiary of the Sub-Advisory Agreement) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnitee in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of the Sub-Advisor’s duties or obligations under the Sub-Advisory Agreement or otherwise as an investment adviser of the Company. An Indemnitee may consult with counsel and accountants in respect of the Company’s affairs and shall be fully protected and justified in any action or inaction that is taken in accordance with the advice or opinion of such counsel and accountants; provided, that such counsel or accountants were selected with reasonable care and such protection is permitted by applicable law, including the 1940 Act.

Notwithstanding the foregoing provisions to the contrary, nothing contained herein shall protect or be deemed to protect an Indemnitee against or entitle or be deemed to entitle an Indemnitee to indemnification in respect of, any liability to the Company or our security holders to which an Indemnitee would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of any Indemnitee’s duties or by reason of the reckless disregard of the Sub-Advisor’s duties and obligations under the Sub-Advisory Agreement (as the same shall be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder).

Management Fee

We pay to the Advisor, quarterly in arrears, a management fee (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average net assets of the Company, with the average determined based on the net assets of the Company as of the end of the three most recently completed calendar months.

The Management Fee may be paid from drawdowns, indebtedness or out of proceeds from portfolio investments.

Incentive Fee

In addition, the Advisor will be entitled to receive an incentive fee (the “Incentive Fee”) that will consist of two parts, as follows:

(i) Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income (the “Investment Income Incentive Fee”) is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter.

We will pay the Advisor an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.86% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.86% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are payable to the Advisor.

(ii) Incentive Fee Based on Capital Gains

The second component of the Incentive Fee is based on the Company’s capital gains (the “Capital Gains Incentive Fee”) and is payable at the end of each calendar year in arrears.

The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees.

Example Incentive Fee Calculations

The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns.

Example 1: Income Related Portion of Incentive Fee:

Alternative 1

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 1.5%.
•
Hurdle Rate1 = 1.5%.
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)2 = 0.25%.
•
Pre-Incentive Fee Net Investment Income = (investment income - (Management Fee + other expenses)) = 0.9375

Result

•
Management Fee3 = 0.3125%.

Pre-Incentive Net Investment Income does not exceed hurdle rate, therefore there is no Investment Income Incentive Fee.

1 - Represents 6.0% annualized hurdle rate.

2 - Hypothetical other expenses. Excludes organizational and offering expenses.

3 - Represents 1.25% Management Fee.

Alternative 2

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.1%.
•
Hurdle Rate4 = 1.5%.
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)5 = 0.25%.

Result

•
Management Fee6 = 0.3125%.
•
Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 1.5375%.
•
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.
•
Incentive fee = (100% × “Catch-Up”7) + (the greater of 0% AND (12.5% × (Pre-Incentive Fee Net Investment Income – 1.71%))).

= (100% × (Pre-Incentive Fee Net Investment Income – 1.5%)) + 0%

= 100% × (1.5375% -1.5%)

= 100% × 0.0375%

= 0.0375%

4 - Represents 6.0% annualized hurdle rate.

5 - Hypothetical other expenses. Excludes organizational and offering expenses.

6 - Represents 1.25% Management Fee.

7 - The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter.

Alternative 3

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 3.50%
•
Hurdle Rate8 = 1.5%.
•
Management Fee9 = 0.3125%.
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)10 = 0.25%.

Result

•
Management Fee11 = 0.3125%.
•
Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 2.9375%.
•
Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.
•
Incentive fee = (100% × “Catch-Up”12) + (the greater of 0% AND (12.5% × (Pre-Incentive Fee Net Investment Income – 1.71%))).

= (100% × (1.71% – 1.5%)) + (12.5% x (2.9375% – 1.71%))

= (100% × 0.21%) + (12.5% x 1.2275%)

= 0.21% + 0.1534375%

= 0.3634375%

8 - Represents 6.0% annualized hurdle rate.

9 - Represents 1.25% Management Fee.

10 - Hypothetical other expenses. Excludes organizational and offering expenses.

11 - Represents 1.25% Management Fee.

12 - The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million.
•
Year 3: FMV of Investment B determined to be $25 million.
•
Year 4: Investment B sold for $31 million.

Results (the Capital Gains Incentive Fee, if any, would be):

•
Year 1: None.
•
Year 2: $3.75 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 12.5%.
•
Year 3: None; calculated as follows: $3.125 million cumulative fee (12.5% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2).
•
Year 4: $125,000 Capital Gains Incentive Fee, calculated as follows: $3.875 million cumulative fee (12.5% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $3.75 million (previous capital gains fee paid in Year 2).

Alternative 2

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).
•
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
•
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million.
•
Year 4: FMV of Investment B determined to be $35 million.
•
Year 5: Investment B sold for $20 million.

Results (the Capital Gains Incentive Fee, if any, would be):

•
Year 1: None.
•
Year 2: $3.125 million Capital Gains Incentive Fee, calculated as follows: 12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).
•
Year 3: $875,000 Capital Gains Incentive Fee, calculated as follows: $4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2).

•
Year 4: $375,000 capital gains incentive fee, calculated as follows: $4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4 million (previous cumulative capital gains fee paid in Year 2 and Year 3).
•
Year 5: None. $3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).

Recycling of Capital

All amounts received by the Company and distributable to the Shareholders as a return of principal may, in the discretion of the Board be retained by the Company for any permitted purpose of the Company or returned to the Shareholders. Any such amounts returned to the Shareholders hereunder may be subject to recall or redeployment by the Company, except as otherwise provided in the organizational documents.

Timing of Distributions

Subject to the Board’s right to reinvest principal returned to the Company as set out under “Recycling of Capital” above, the Board intends to distribute all cash proceeds received by the Company from dispositions of portfolio investments as the Board may determine in its discretion.

Distributions will be paid at least annually on the Common Shares in amounts representing substantially all of the net investment income and net capital gains, if any, earned each year to comply with the distribution requirements applicable to companies that have elected or intend to elect to be treated as RICs under subchapter M of the Code.

Administration Agreement

We entered into an administration agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (the “Administrator”) under which the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of our financial records, monitor the payment of our expenses, oversee the performance of administrative and professional services rendered to us by others, be responsible for the financial and other records that we are required to maintain, prepare and disseminate reports to our Shareholders and any documents to be filed with the SEC or other regulators, assist us in determining and publishing (as necessary or appropriate) our net asset value, oversee the preparation and filing of our tax returns, generally oversee the payment of our expenses and provide such other services as the Administrator shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Further, the Administrator shall assist with compliance with the Advisers Act, and the BDC and RIC rules. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses” below.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to us or any of our Shareholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. We will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

Expenses

We, and indirectly our Shareholders, will bear all costs, expenses and liabilities, other than Advisor Expenses or Sub-Advisor Expenses (each as defined below) (which shall be borne by the Advisor and Sub-Advisor, respectively), in connection with our operations, administration and transactions or prospective transactions (“Company Expenses”), including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Shares; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Advisor or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners, and other similar professionals; provided, that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Common Shares and other securities; (h) Management Fees, Incentive Fees and sourcing fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Shares to the extent not borne by the relevant transferring Shareholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) Independent Trustees’ fees and expenses and the costs associated with convening a meeting of our Board of Trustees or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Shareholders or holders of any Preferred Shares, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Advisor costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Declaration of Trust or Investment Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services.

“Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Advisor or any of its affiliates, including us, in connection with maintaining and operating the Advisor’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing investment management services for us. Advisor Expenses shall also include any expenses incurred by the Advisor or its affiliates in connection with the Advisor’s registration as an investment adviser under the Advisers Act, or with its compliance as a registered investment adviser thereunder.

“Sub-Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Sub-Advisor in furtherance of providing investment advisory services to us other than organizational expenses or the Company Expenses set forth above.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

License Agreement

We entered into a license agreement with an affiliate of the Advisor (the “Advisor License Agreement”), pursuant to which we will be granted a non-exclusive license to use the “TCW” and “Steel City Private Credit” names. Under the Advisor License Agreement, we will have a right to use the “TCW” name and logo for so long as the Advisor or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we will have no legal right to the “TCW” name or logo.

TCW has also entered into a license agreement with an affiliate of the Sub-Advisor (the “Sub-Advisor License Agreement”), pursuant to which we are permitted to use the “PNC” and “Steel City Private Credit” names and logos in connection with co-branding activities for the Company. Under such license agreement, we will have a right to use the “PNC” name and logo for so long as the Sub-Advisor remains our investment sub-advisor. Other than with respect to this limited license, we will have no legal right to the “PNC” name or logo.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis-à-vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Common Shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Private Offering

We have conducted, and may continue to conduct, private offerings of (i) our limited partner interests, for offerings conducted prior to the Conversion, and (ii) Class I Shares, for offerings conducted after the Conversion, in reliance on exemptions from the registration requirements of the Securities Act. We entered into separate subscription agreements with investors for our initial private offering. Each investor made a Capital Commitment to purchase Common Shares pursuant to a subscription agreement (a “Subscription Agreement”).

We are initially offering one class of our Common Shares – the Class I Shares – and may offer additional classes of our Common Shares in the future. We and the Advisor may apply for exemptive relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees (the “Multi-Class Exemptive Relief”). There is no assurance, however, that the relief would be granted.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law. No Shareholder will be granted, in its Subscription Agreement, the right to invest in Common Shares on more favorable economic terms and conditions than other Shareholders.

Initial and Subsequent Closings

The first date on which we accepted Subscription Agreements and issued common limited partnership interests to persons not affiliated with the Advisor in a private offering occurred on the Initial Closing Date, in connection with which we received Capital Commitments of $105.2 million. We held a second private offering on April 8, 2025 for which we received Capital Commitments of $21.0 million, and a third private offering on August 22, 2025 for which we received Capital Commitments of $315.5 million.

On November 3, 2025, in connection with the Conversion, the Company's total Partnership capital was $120.3 million which was converted into 6,014,515 Common Shares. Following the Conversion, we expect to conduct private offerings of the Common Shares. At the closing of any private offering, each investor has and will make a capital commitment to purchase Common Shares pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

As of December 31, 2025, we have $441.6 million in Capital Commitments.

We may, in our sole discretion, permit one or more investors to make additional Capital Commitments (“Subsequent Commitments”) after the date the first Subscription Agreements are accepted by us. New investors that make a Subsequent Commitment, or existing Shareholders that increase their Capital Commitment prior to the time at which the share repurchase program commences (each, an “Additional Shareholder”) will be required to make subsequent purchases of Common Shares (each, a “Catch-up Purchase”) on a date (or dates) (each such date, the “Catch-up Date”) to be determined by us. The aggregate amount of the Catch-up Purchase (the “Catch-up Purchase Amount”) will be equal to an amount necessary to ensure that, upon payment of the Catch-up Purchase Amount, such Additional Shareholder will have contributed the same percentage of its Capital Commitment to us as all Shareholders whose subscriptions were previously accepted. Catch-up Purchases will be made at a per share price equal to the net asset value per share of the Common Shares as of the close of the last calendar quarter preceding the date of the Catch-up Purchase, subject to per share price adjustments and further adjusted, as described in the Subscription Agreement, to appropriately reflect such Additional Shareholder’s pro rata portion of our initial organizational expenses. For the avoidance of doubt, we currently intend to call all capital prior to the commencement of the share repurchase program. The Advisor will recommend to the Board commencement of a share repurchase program and such recommendation is anticipated to occur the first calendar quarter of 2027. To accommodate the legal, tax, regulatory or fiscal concerns of certain prospective investors, we may determine to allow certain investors to fully fund their Capital Commitment at one point in time, in lieu of sequential drawdowns of the Capital Commitment.

Each investor has been or will be required to enter into a Subscription Agreement in connection with its Capital Commitment. The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors will purchase Common Shares, the circumstances under which we may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to us in the event that an investor defaults on its obligation to make capital contributions. If an investor fails to fund its capital contribution, interest will accrue at the default rate (as defined herein) on the outstanding unpaid balance of such capital contribution, from and including the date such capital contribution was due until the earlier of the date of payment of such capital contribution by such investor. The “Default Rate” with respect to any period shall be the lesser of (a) a variable rate equal to the prime rate in effect, from time to time, during such period plus 6% or (b) the highest interest rate for such period permitted by applicable law. We may waive the requirement to pay interest, in whole or in part. In addition, the Subscription Agreement includes an Investor Suitability Questionnaire designed to ensure that all investors are either (i) “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of Common Shares sold outside the United States, persons that are not “U.S. persons” in accordance with Regulation S under the Securities Act.

Share Repurchase Program; Liquidity Options

We intend to commence a share repurchase program in which we may repurchase, in each quarter, up to 5% of Common Shares outstanding as of the close of the previous calendar quarter, at a purchase price equal to the net asset value per share of Common Shares as of the last calendar day of the applicable quarter; provided that tendered shares of Common Shares that have not been outstanding for at least one year may be subject to an early repurchase fee of up to 2% of such shares’ net asset value. All shares of Common Shares purchased by us pursuant to the terms of each tender offer will be cancelled and thereafter will be authorized and unissued shares. The Advisor will recommend to the Board commencement of a share repurchase program and such recommendation is anticipated to occur the first calendar quarter of 2027.

The Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of Shareholders. Any repurchases will be subject to the Advisor’s recommendation and Board approval, and there can be no assurance that the Board will accept the Advisor’s recommendation. As a result, share repurchases may not be available each quarter, Shareholders may not be able to sell their shares of Common Shares promptly or at a desired price and an investment in Common Shares is not suitable if a Shareholder requires short-term liquidity with respect to its investment in us.

In addition, subject to the receipt of appropriate Shareholder approvals, we may offer alternative liquidity options to Shareholders, including, but not limited to: (i) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation or (ii) an orderly wind down and/or liquidation.

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our Board of Trustees must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Shares.

As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above, including by investing in affiliated registered investment companies. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Shareholders to additional expenses.

We have no intention to, and are generally not able to, issue and sell our Common Shares at a price below net asset value per Common Share. We may, however, issue and sell our Common Shares at a price below the then-current net asset value of our Common Shares if our board of directors determines that such sale is in our best interests and the best interests of the Shareholders, and the Shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the market value of such securities. In addition, we may generally issue new Common Shares at a price below net asset value in rights offerings to existing Shareholders, in payment of distributions and in certain other limited circumstances.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance).

The Advisors have each obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Advisors or certain affiliates of the Advisors (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on the allocation policy of the Advisor. Under the Advisor’s allocation policy, an investment opportunity will be allocated to us based on certain criteria, including but not limited to capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. For instance, we may be unable to participate in a transaction in which PNC is extending credit to a borrower, such as making a revolving loan during a recapitalization, alongside other TCW Steel City Platform clients. Other TCW Steel City Platform clients and PNC do not intend to refrain from such transactions even if we cannot participate. We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•
satisfies either of the following:
o
has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or
o
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
•
Securities of any eligible portfolio company that we control.
•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
•
Securities received in exchange for or distributed in connection with securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Investment Limitations

In addition to the requirements that we will need to satisfy in order to maintain our status as a BDC, we shall be subject to the following investment limitations, in each case measured at the time of the relevant investment:

•
no more than 10% of the aggregate Capital Commitments may be invested in any single portfolio company (including in such limitation (a) investments in any direct or indirect subsidiary of such portfolio company and (b) the amount of any outstanding obligations of such portfolio company (or direct or indirect subsidiary of such portfolio company) that have been guaranteed by us); provided, that a wholly owned subsidiary of ours will not be treated as a portfolio company and therefore will not be subject to this limitation;
•
at all times, we shall use reasonable best efforts to make or structure each investment in a jurisdiction outside the United States in a manner such that no Shareholder (a) would have any personal liability with respect to such investment beyond such Shareholder’s obligations to make contributions or payments to us as provided in the organizational documents, or (b) would be required with respect to such investment to file income tax returns in that jurisdiction reporting income (other than any Shareholder who must file such returns without regard to our activities or who is required to file such returns for the purpose of reducing, eliminating or recovering any taxes withheld on behalf of such Shareholder); and
•
at no time shall we invest in (a) residual interests in entities treated as real estate mortgage investment conduits (“REMICs”) or (b) real estate investment trusts that (1) are treated as taxable mortgage pools or (2) hold residual interests in REMICs or subsidiaries that are taxable mortgage pools, in each case as determined for U.S. federal income tax purposes.

Senior Securities and Leverage

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Common Shares senior to the Common Shares, if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (or 200% if certain requirements under the 1940 Act are not met) immediately after each such issuance. While any Preferred Common Shares or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Shareholders or repurchasing Common Shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 150% asset coverage requirement described above. Finally, (i) Preferred Common Shares must have the same voting rights as the Common Shares (one Common Share, one vote), and (ii) holders of Preferred Shares (the “Preferred Shareholders”) must have the right, as a class, to appoint two trustees to the Board of Trustees.

Code of Ethics

We, the Advisor and Sub-Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

Insider Trading Policy

We and the Advisors have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Compliance Policies and Procedures

We, the Advisor and Sub-Advisor have adopted and implemented, written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We, the Advisor and the Sub-Advisor are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor and our Independent Directors, and, accordingly, are subject to change.

An investment Advisor registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Advisor’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

If the Advisor has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Advisor believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Advisor has established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures.

The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Advisor’s personnel from the investment, compliance, legal and marketing departments. The Advisor also uses outside proxy voting services (each, an “Outside Service”) to help manage the proxy voting process. Each Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Advisor’s clients) and helps maintain the Advisor’s proxy voting records. The Advisor’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Advisor may also request an Outside Service to help decide certain proxy votes. In those instances, the Proxy Committee shall review and evaluate the voting recommendations of each Outside Service to ensure that recommendations are consistent with the Advisor’s clients’ best interest. In the event the Advisor inadvertently receives any proxy material on behalf of a client that has retained proxy voting responsibility, and where it is reasonably feasible by the Advisor to determine the identity of the client, the Advisor will promptly forward such materials to the client. As a matter of firm policy, the Advisor does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Advisor’s decisions in the voting of proxies for clients. When voting proxies, the Advisor’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. Generally, proposals will be voted in accordance with the Guidelines and any applicable guidelines provided by the Advisor’s clients. The Advisor’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Advisor’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Advisor’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict arises in the context of voting proxies for the Advisor’s clients, the primary means by which the Advisor will avoid a conflict of interest is by casting votes with the assistance of an Outside Service according to the Guidelines and any applicable guidelines provided by the Advisor’s clients. If a potential conflict of interest arises, and the proxy vote to be decided is predetermined under the Guidelines, then the Advisor will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

The Advisor or an Outside Service will keep records of the following items for at least five years: (i) the Guidelines and any other proxy voting procedures; (ii) proxy statements received regarding client securities (unless such statements are available on the SEC’s EDGAR system); (iii) records of votes cast on behalf of clients (if maintained by an Outside Service, that Outside Service will provide copies of those records promptly upon request); (iv) records of written requests for proxy voting information and the Advisor’s response (whether a client’s request was oral or in writing); and (v) any documents the Advisor prepared that were material to making a decision on how to vote, or that memorialized the basis for the decision.

Additionally, the Advisor or an Outside Service will maintain any documentation related to an identified material conflict of interest.

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to our investors. The following information is provided to describe generally what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between individual investors and the Company. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by the Company or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as required by law or in connection with regulatory or law enforcement inquiries, or (ii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or our transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents and affiliates, access to such information is restricted to those who need such access in order to provide services to us and to our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we were required to register a class of equity securities under the 1934 Act and filed a Registration Statement for our Common Shares with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request.

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Common Shares. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Common Shares as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, private university endowments and other tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Common Shares as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Shareholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Shareholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Common Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own Common Shares through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of those Common Shares.

Tax matters are complex and prospective investors in the Common Shares are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Common Shares, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a Delaware statutory trust that is expected to be treated as a business entity because it has the power to vary its investments, the Company is expected to be an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company intends to make an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes.

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Shareholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Shareholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net tax-exempt interest (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to Shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Shareholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

•
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:
o
at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;
o
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership”; and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to Shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions or invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Shareholders, and distributions will be taxable to the Shareholders as ordinary dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate Shareholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate Shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Shareholders their share of the non-U.S. taxes paid by the Company. The Company generally intends to conduct its investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.

Taxation of U.S. Holders

Distributions by us generally will be taxable to U.S. Holders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. Holders to the extent of our current or accumulated earnings and profits. Distributions of our net capital gains (that is, the excess of our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Holder as long-term capital gains, regardless of the U.S. Holder’s holding period for its Common Shares. Distributions of investment company taxable income that are reported by us as being derived from “qualified dividend income” will be taxed in the hands of non-corporate Shareholders at the rates applicable to long-term capital gain, provided that holding period and other requirements are met by both the Shareholders and us. “Qualified dividend income” reported by us may not exceed the aggregate dividends it receives from most U.S. corporations and certain foreign corporations. Dividends distributed by us will generally not be attributable to qualified dividend income.

Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Holder’s adjusted tax basis in such U.S. Holder’s Common Shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Holder. For a summary of the tax rates applicable to capital gains, including capital gain dividends, see the discussion below.

Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, and to designate some or all of the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. Holder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. Holder, and the U.S. Holder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. Holder’s cost basis for its Common Shares. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by non-corporate U.S. Holders on long-term capital gains, the amount of tax that non-corporate U.S. Holders will be treated as having paid will exceed the tax they owe on the capital gain dividend. Such excess generally may be claimed as a credit or refund against the U.S. Holder’s other U.S. federal income tax obligations.

A U.S. Holder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to Shareholders prior to the expiration of 60 days after the close of the relevant tax year.

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, a U.S. Holder generally will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared in October, November, or December of any calendar year, payable to Shareholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by the U.S. Holders on December 31 of the year in which the dividend was declared.

If the Company acquires shares in a passive foreign investment company (“PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to Shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we are subject to the 4% federal excise tax. Similarly, if we acquire shares in a controlled foreign corporation (“CFC”), we may be required to recognize in a taxable year income in excess of any distributions we receive from CFCs during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we are subject to the 4% federal excise tax.

You may recognize taxable gain or loss if you sell or exchange your Common Shares (including a redemption of such Common Shares or upon a liquidation of the Company). The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your Common Shares and the amount of the proceeds you receive in exchange for such Common Shares. Any gain or loss arising from the sale or exchange of the Common Shares

(or, in the case of distributions in excess of the sum of our current and accumulated earnings and profits and your tax basis in the Common Shares, treated as arising from the sale or exchange of your Common Shares) generally will be a capital gain or loss if the Common Shares are held as a capital asset. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your Common Shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of Common Shares held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such Common Shares.

U.S. Holders who tender pursuant to the share repurchase program, all Common Shares held, or considered to be held, by them will be treated as having sold such Common Shares and generally will realize a capital gain or loss. If a U.S. Holder tenders fewer than all of its Common Shares or fewer than all Common Shares tendered are repurchased, such U.S. Holder may be treated as having received a taxable dividend upon the tender of such Shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their Common Shares or fewer than all of whose Common Shares are repurchased, in each case whose percentage interests in us increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the share repurchase program, and in particular whether such program is a single and isolated event or is part of a plan for periodically redeeming Common Shares.

In general, individual U.S. Holders currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain, i.e., the excess of net long-term capital gain over net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in the Common Shares in the future. In addition, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly or $125,000 in the case of married individuals filing separately) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. Holders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Dividends distributed by us to corporate Shareholders generally will not be eligible for the dividends-received deduction. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We (or the applicable withholding agent) will send to each of the U.S. Holders, as promptly as possible after the end of each calendar year, a report detailing the amounts includible in such U.S. Holder’s taxable income for such year as ordinary income, long-term capital gain and “qualified dividend income,” if any. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local, and non-U.S. taxes depending on a U.S. Holder’s particular situation.

Limitation on Deduction for Certain Expenses

If the Common Shares are not beneficially owned by at least 500 persons at all times during the taxable year, then a U.S. Holder that is an individual, estate or trust may be subject to limitations on miscellaneous itemized deductions in respect of its share of expenses that we incur, to the extent that the expenses would have been subject to these limitations if the holder had incurred them directly. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, U.S. Holders are not permitted to take any miscellaneous itemized deductions. We do not expect the Common Shares to be beneficially owned by 500 or more persons.

If we do not satisfy the 500-shareholder requirement, we would be required to report the relevant expenses, including the Management Fee and Incentive Fee, on Form 1099-DIV, and affected holders will be required to take into account as income an amount equal to their allocable share of such expenses and to take into account their allocable share of such expenses.

U.S. Taxation of Tax-Exempt U.S. Holders

A U.S. Holder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Holder of the activities we propose to conduct could give rise to UBTI. However, a BDC (and RIC) is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its Shareholders for purposes of determining their treatment under current law.

Therefore, a tax-exempt U.S. Holder should not be subject to U.S. taxation solely as a result of the holder’s ownership of Common Shares and receipt of dividends with respect to such Common Shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Holder. Therefore, a tax-exempt U.S. Holder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs (or RICs), the treatment of dividends payable to tax-exempt investors could be adversely affected.

Taxation of Non-U.S. Holders

Whether an investment in the Common Shares is appropriate for a Non-U.S. Holder will depend upon that person’s particular circumstances. Non-U.S. Holders should consult their tax advisers before investing in the Common Shares.

Distributions of our “investment company taxable income” to Non-U.S. Holders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Non-U.S. Holders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. Holder), we will not be required to withhold U.S. federal tax if the Non-U.S. Holder complies with applicable certification and disclosure requirements, (such as providing Form W-8ECI), although Non-U.S. Holders will be subject to U.S. federal income tax on distributions at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. Holder that is a non-U.S. partnership or a non-U.S. trust, and such entities are urged to consult their own tax advisers.

U.S.-source withholding taxes are generally not imposed on dividends paid by RICs to the extent the dividends are reported as “interest-related dividends” or “short-term capital gain dividends.” Interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a non-U.S. person, and that satisfy certain other requirements. No assurance can be given as to whether any of the Company’s distributions will be reported as eligible for this exemption from withholding tax. In addition, Non-U.S. Holders should be aware that U.S. withholding rules require the Company (or its withholding agent) to withhold on distributions in the absence of certainty as to whether such distributions are eligible for the exemption from withholding tax.

Since amounts designated as interest-related dividends may be reduced to the extent such amounts exceed the Company’s “qualified net interest income” for the taxable year in which such dividend is distributed, the Company will generally not be certain that the entire amount of mid-year distributions of interest-related dividends is, in fact, properly treated as such.

Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent). The Company intends to take measures to minimize the risk of such overwithholding. In addition, the Company may choose to hold such amounts in escrow until the year-end determination of qualified net interest income can be made. In such cases, the Company intends to promptly return any overwithheld amounts to Non-U.S. Holders subsequent to making such determinations. Alternatively, however, there is a risk that such overwithheld amounts may be remitted to the Internal Revenue Service and that a Non-U.S. Holder would be required to file a return with the Internal Revenue Service in order to claim a refund of such overwithheld amounts.

Actual or deemed distributions of our net capital gains to a Non-U.S. Holder, and gains realized by a Non-U.S. Holder upon the sale or redemption of its Common Shares (including a redemption of such Common Shares or upon a liquidation of the Company), will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States) or, in the case of an individual, the Non-U.S. Holder was present in the United States for 183 days or more during the taxable year and certain other conditions are met. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Holder will be entitled to a U.S. federal income tax credit or tax refund equal to the allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Holder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Holder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of Common Shares, are effectively connected with a U.S. trade or business of the Non-U.S. Holder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. Holder), such amounts will be subject to U.S. income tax, on a net-income basis, in the same manner, and at the graduated rates applicable to, a U.S. Holder. For a corporate Non-U.S. Holder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of its Common Shares that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Under legislation commonly referred to as the “Foreign Account Tax Compliance Act” (“FATCA”) a 30% withholding tax is imposed on payments of certain types of income to non-U.S. financial institutions that fail to enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by non-U.S. entities that have U.S. persons as substantial owners) or that fail to meet the requirements of a relevant intergovernmental agreement. The types of income subject to the tax include U.S. source interest and dividends paid after June 30, 2014. Under proposed U.S. Treasury regulations, which may be relied upon until final U.S. Treasury regulations are published, there is no FATCA withholding on gross proceeds from the sale of any property that could produce U.S.-source interest or dividends or on certain capital gains distributions. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, a 30% withholding is also imposed on payments to non-U.S. entities that are not financial institutions unless the non-U.S. entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. Holder and the status of the intermediaries through which they hold their Common Shares, Non-U.S. Holders could be subject to this 30% withholding tax with respect to distributions on their Common Shares. Under certain circumstances, a Non-U.S. Holder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the Common Shares.

Tax Shelter Reporting Regulations

Under applicable Treasury regulations, if a U.S. Shareholder recognizes a loss with respect to the Company’s Common Shares of $2 million or more for a non-corporate U.S. Shareholder or $10 million or more for a corporate U.S. Holder in any single taxable year (or a greater loss over a combination of years), the U.S. Holder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Holders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Holders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Holders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. Holders should consult their own tax advisers to determine the applicability of these Treasury regulations in light of their individual circumstances.

Backup Withholding and Information Reporting

Backup withholding may apply to distributions on the Common Shares with respect to certain non-exempt U.S. Holders.

Such a U.S. Holder generally will be subject to backup withholding unless the U.S. Holder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S. Holder’s U.S. federal income tax liability, provided the proper information is provided to the IRS.

U.S. information reporting requirements and backup withholding tax will not apply to dividends paid on the Common Shares to a Non-U.S. Holder, provided the Non-U.S. Holder provides a Form W-8BEN or Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is a non-United States person) or otherwise establishes an exemption. Information reporting and backup withholding also generally will not apply to a payment of the proceeds of a sale of the Common Shares affected outside the United States by a non-U.S. office of a non-U.S. broker. However, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of the Common Shares effected outside the United States by a non-U.S. office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a non-U.S. partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a non-U.S. holder and certain conditions are met, or the holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of the Common Shares will be subject to both backup withholding and information reporting unless the holder certifies its non-United States status under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Shareholder may be refunded or credited against such Shareholder’s U.S. federal income tax liability, if any, provided that the required information is furnished to the IRS.

Item 1A. Risk Factors.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

•
We are a new company and we are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective and that the value of our Common Shares could decline substantially.
•
We are a privately-placed, perpetual-life BDC, and our Shareholders may not be able to transfer or otherwise dispose of our Common Shares at desired times or prices, or at all.
•
The price at which we may repurchase shares pursuant to the share repurchase program will be determined in accordance with our valuation procedures and, as a result, there may be uncertainty as to the value of our Common Shares.
•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
The Advisor or the Sub-Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor or Sub-Advisor may not have knowledge of all circumstances that could impact an investment by us.
•
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
You should not expect to be able to sell Common Shares regardless of how we perform. As a result, if you are unable to sell your Common Shares, you will be unable to reduce your exposure on any market downturn that affects our portfolio.
•
There is no public market for our Common Shares, nor can we give any assurance that one will develop in the future. Furthermore, repurchases of shares of Common Shares by us, if any, are expected to be limited and any repurchase offers will be at the recommendation of the Advisor and at the discretion of our Board of Trustees. As a result, an investment in the Common Shares may not be suitable for investors who may need the money they invest in a specified time frame.
•
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.
•
We intend to finance our investments with borrowed money. Our inability to access leverage in a timely fashion may inhibit our ability to make timely investments.

•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•
The collateral securing a senior loan may be insufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal.
•
There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.
•
Shareholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments (defined below) in assets that can be readily converted to cash.
•
We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation and the incurrence of realized losses.
•
We will invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They will also be difficult to value and are illiquid.
•
The amount of any dividends we may make on our Common Shares is uncertain. We may not be able to pay you dividends, or be able to sustain dividends at any particular level, and our dividends per Common Share, if any, may not grow over time, and our dividends per share may be reduced.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Advisor or the Sub-Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.
•
The Advisor, the Sub-Advisor and their respective affiliates, including our officers and some of our trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
Our management and incentive fee structure may create incentives for the Advisor or the Sub-Advisor that are not fully aligned with the interests of our Shareholders and may induce the Advisor or the Sub-Advisor to make speculative investments.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Common Shares.
•
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Shares and our ability to pay distributions.

RISKS RELATED TO OUR BUSINESS

Market and Geopolitical Events. Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), trade tensions, tariffs, interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in the past, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•
our receipt of a reduced level of interest income from our portfolio companies;
•
decreases in the value of collateral securing some of our loans and the value of our equity investments; and
•
ultimately, losses or change-offs related to our investments.

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. In addition, recent and ongoing conflicts in the Middle East could potentially cause significant disruptions to all or part of the global financial system, international trade, and the transportation and energy sectors, among other disruptions. Developing and further governmental actions (sanctions-related, military or otherwise) with respect to either or both the Russia-Ukraine conflict or the conflicts in the Middle East may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

Furthermore, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

In addition, the occurrence of events such as the recent escalations between the U.S. and Venezuela and the resulting measures that have been taken, and could be taken in the future, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the U.S. and worldwide.

Limited Operating History. We were formed in October 2024 and have limited operating history. As a result, we have limited financial information on which an investor can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially or an investor’s investment could become worthless. Past performance, including the past performance of other investment entities and accounts managed by the Advisor or the Sub-Advisor, is not necessarily indicative of our future results.

Dependence on Key Personnel and Other Management. Shareholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Advisor or the Sub-Advisor. An investor in the Company must rely upon the ability of the Advisors to identify, and the ability of the Advisor (including the Private Credit Group and other investment professionals of the Advisor) to structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the ability of the Advisors to retain and motivate highly qualified professionals. In particular, the loss of services of Mr. Richard Miller, Mr. Mark Gertzof, Mr. Peter Mardaga or Mr. Walter Hill could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the ability of the Advisors to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Advisors will be able to attract or retain other highly qualified professionals in the future. The inability of the Advisors to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Each of the Investment Advisory Agreement and the Sub-Advisory Agreement may be terminated under certain circumstances. The termination of either agreement may adversely affect the quality of our investment opportunities. Furthermore, if either agreement is terminated, it may be challenging for the Advisor or the Sub-Advisor to be replaced. Additionally, there can be no assurance that the Sub-Advisor will not voluntarily withdraw from its relationship with the Company, resulting in adverse impacts to our business, financial condition or results of operations.

Economic Interest of the Advisor and Sub-Advisor. Because the Advisor and Sub-Advisor will be compensated in part on a basis tied to our performance, the Advisor and Sub-Advisor may have an incentive to make investments that are risky or speculative.

No Assurance of Profits. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Shareholder could lose the entire amount of its contributed capital. Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Advisor and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

Effect of Fees and Expenses on Returns. We will pay Management Fees and Incentive Fees to the Advisor, sourcing fees to an affiliate of the Advisors, and generally will bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Shareholders, the distributions we make to Shareholders, and the overall value of the Shareholders’ investment.

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Shares and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (or 200% if certain requirements under the 1940 Act are not met) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Shareholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Shares, the Preferred Shares would rank “senior” to the Common Shares in our capital structure, the Preferred Shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Shareholders.

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Advisor has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Advisor or certain affiliates of the Advisor (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

We incur significant costs as a result of being registered under the 1934 Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and trustees’ and officers’ liability insurance, trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company may borrow from or issue senior debt securities to banks, insurance companies and other lenders in the future.

Any wholly owned subsidiary may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” mean (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940 Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person.

Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150% (or 200% if certain requirements under the 1940 Act are not met). If this ratio declines below 150% (or 200% if certain requirements under the 1940 Act are not met), we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Advisor’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Additional Leverage. As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.

Pursuant to Section 61(a) of the 1940 Act, BDCs may reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority,” as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute the sum of at least 90% of our net ordinary income, net short-term capital gains in excess of net long-term capital losses, if any, and 90% of its net tax-exempt interest (if any) to the Shareholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Shareholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Shareholders. See “Item 1. Business— Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.”

Recourse to Our Assets. Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Litigation Risks. We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Advisor, the Sub-Advisor or their affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Limited Liability of the Advisor and the Sub-Advisor. To the extent permissible by law, neither the Advisor nor the Sub-Advisor will be liable, responsible or accountable in damages or otherwise to us or to any Shareholder for any breach of duty to us or the Shareholders or for any act or failure to act pursuant to the Investment Advisory Agreement, Sub-Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Investment Advisory Agreement or Sub-Advisory Agreement. In general, we will be required to indemnify the Advisors (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Shareholders.

Conflicts of Interest. Conflicts of interest may exist from time to time between the Advisor or the Sub-Advisor and certain of its affiliates involved with us.

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Advisor, TCW, PNC and/or Portfolio Companies also provide goods or services to, or have business, personal, financial or other relationships with, the Advisor, TCW, PNC and their respective portfolio companies, or the Portfolio Companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Advisor, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which TCW, PNC and/or the Company has a portfolio investment. Accordingly, payments by the Company and/or such entities may indirectly benefit us and/or our affiliates.

Because TCW and PNC have many different businesses, including the registered broker dealers TCW Funds Distributors LLC and PNCCM, each of TCW and PNC is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. For instance, employees of TCW are registered representatives and principals and may receive compensation from the Advisor for selling interests in open- and closed-end commingled investment vehicles that are managed by the Advisor (including us). Such individuals will not receive sales commissions from those investment vehicles, unless specifically disclosed.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or Portfolio Companies are different from those used by TCW or PNC (including their respective personnel), TCW or PNC (including their respective personnel) (as the case may be) may pay different amounts or rates than those paid by the Company and/or Portfolio Companies. In addition, TCW, PNC, the Company, Other Clients and/or their respective portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with TCW or PNC) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by TCW, PNC, the Company, Other Clients and their portfolio companies in the aggregate.

Allocation of Personnel. The Advisor, the Sub-Advisor and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Subject to the terms of the Declaration of Trust, the Advisor, TCW, PNC and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Advisor or the Sub-Advisor. Additionally, certain employees, directors and officers of the Sub-Advisor also perform other services for PNC (or other clients of the Sub-Advisor) and may receive higher compensation in connection with such other services, thereby incentivizing such individuals to devote more time and services to PNC or such clients. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisor or the Sub-Advisor and their officers and employees will not be devoted exclusively to our business, but will be allocated between our business and the management of the monies of such other advisees of the Advisor or the Sub-Advisor.

Portfolio Investment Data. TCW and PNC receive various kinds of portfolio company/entity data and information (including from Portfolio Companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics. (This data is sometimes referred to as “big data.”) In furtherance of the foregoing, TCW and PNC may seek to enter into information-sharing and use arrangements with Portfolio Companies and/or entities of the Company. TCW and PNC believe that access to this information furthers our interests by providing opportunities for operational improvements across Portfolio Companies and/or entities of the Company and in connection with our investment management activities. Subject to appropriate contractual arrangements, TCW and PNC may also utilize such information outside of our activities in a manner that provides a material benefit to TCW or PNC, but not us.

Potential Conflicts of Interest – Regulation. The Sub-Advisor is a wholly owned subsidiary of PNC Bank. Certain regulatory requirements impose investment and other restrictions that apply to a bank, such as PNC Bank, and some of its affiliated persons when they manage the investments of others, including restrictions that limit the ability to invest in certain affiliates of the bank and other types of issuers. These restrictions, as well as PNC Bank policies and procedures and those adopted by the Sub-Advisor, may be applied to holdings of the Company and may restrict our ability to invest in or engage in transactions with certain issuers of equity securities, fixed income securities and other investments. These restrictions may limit our ability to make certain investments the Advisor or the Sub-Advisor might otherwise select and may adversely affect our performance.

Possible Future Activities. TCW and PNC may expand the range of services that they each provide over time. Except as provided herein, TCW or PNC will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. TCW and PNC have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

Risk of Certain Events Related to Sub-Advisor and its Affiliates. As affiliates of PNC will serve as the Sub-Advisor in respect of, and a Shareholder in, the Company, if PNC were to become insolvent, enter a receivership or similar procedure, experience a change of control or otherwise experience significant changes in its financial, regulatory or strategic position, the Company could be adversely affected. In particular, the services and expertise of PNC as the Sub-Advisor could be interrupted or compromised and/or we could lose a significant anchor investment from a Shareholder. If PNC or one or more of its affiliates were to enter into a receivership or resolution, their contractual obligations to us could be subject to a stay and PNC’s interest in the Company could be subject to transfer or sale to a third party as part of a resolution strategy.

Furthermore, the Company’s sourcing fee arrangement with PNCCM is a new and unproven relationship between the Company and PNCCM, and is subject to all of the business risks and uncertainties associated with any new commercial arrangement of this type, including the potential failure to achieve the expected benefits of the arrangement; difficulties for each party in operationalizing the arrangement; impairment of relationships with employees, customers or business partners; and the risk of termination of the agreement between the Company and PNCCM pursuant to its terms.

In addition, although PNCCM has agreed to screen and refer, at its discretion, eligible investments to the Company, it may not be able to do so efficiently or effectively, and many of the difficulties normally encountered by a new product offering to clients are beyond our or PNCCM’s control. Further, because the arrangement with PNCCM does not obligate PNCCM to source lending opportunities or any other opportunities for the TCW Steel City Platform, nor does it restrict PNCCM or its affiliates from engaging in any lending activities, these activities may compete with the Company and, as a result, there can be no assurances that the arrangement with PNCCM will allow our Advisors to effectively achieve the Company’s investment objective or implement its investment strategy. PNCCM does not have any fiduciary duty to us, the Advisor or the Sub-Advisor, it will not provide investment advice or recommendations or conduct any analyses of potential investment opportunities for us, the Advisor or the Sub-Advisor (other than initial preliminary screening reviews as part of the sourcing process), and it makes no representation as to the accuracy or completeness, nor the suitability or adequacy for our purposes, of any information it may share with the Sub-Advisor that it developed in connection with the sourcing of other tranches of the same facility. It is expected that PNCCM will have interests that conflict with ours, such as, amongst other things, the incentive to refer a prospective borrower to the Advisors in order to improve PNCCM’s relationship with that prospective borrower, to generate new business or new clients, and it is each of the Advisor and Sub-Advisor’s responsibility to determine whether any potential opportunity sourced by PNCCM is appropriate for us.

RISKS RELATED TO OUR INVESTMENTS

Economic Recessions or Downturns. Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

No Guarantee of Interests. Any losses in the Company will be borne solely by Shareholders and not by TCW or PNC (in their capacity as the Advisor or the Sub-Advisor, as the case may be); therefore, TCW’s and PNC’s losses in the Company will be limited to losses attributable to the interests in the Company held by them in their capacity as Shareholders of the Company. Interests in the Company are not insured by or guaranteed by the U.S. Federal Deposit Insurance Corporation, and are not deposits in, obligations of, or endorsed or guaranteed in any way by any banking entity. Investments in the Company are subject to substantial investment risks, including, among others, those described herein, including the possibility of partial or total loss of an investor’s investment. Prospective investors should read our offering and organizational documents carefully and consult with their own advisors before deciding whether to invest in us.

Unspecified Use of Proceeds. Investors will not have an opportunity prior to investing to evaluate any of the portfolio investments to be made by us or the relevant economic, financial and other information regarding such portfolio investments and, accordingly, will be entirely dependent upon the judgment and ability of the Advisors in investing and managing our capital.

Suitability of Investments. An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors with any doubts as to the suitability of an investment in us should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition.

Reliance on Portfolio Company Management. The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Advisor will be responsible for monitoring the performance of each of our investments and we are required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Shareholders in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Advisor.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Advisor in its capacity as our “valuation designee” in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

Share Repurchase Program. We do not intend to list our Common Shares on a securities exchange and we do not expect there to be a public market for our Common Shares. As a result, if a person purchases our Common Shares, such person’s ability to sell their Common Shares will be limited.

We intend to commence a Common Share repurchase program in the first quarter of 2027 in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding as of the close of the previous calendar quarter. There is no guarantee that our Board of Trustees will approve such Common Share repurchase and further, if approved, our Board of Trustees may amend, suspend or terminate the Common Share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Common Share repurchases may not be available each quarter. Upon a suspension of our Common Share repurchase program, our Board of Trustees will consider at least quarterly whether the continued suspension of our Common Share repurchase program remains in our best interest and the best interest of our Shareholders. However, our Board of Trustees is not required to authorize the recommencement of our Common Share repurchase program within any specified period of time. Our Board of Trustees may also determine to terminate our Common Share repurchase program if required by applicable law or in connection with a transaction in which our Shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

Under our Common Share repurchase program, to the extent we offer to repurchase Common Shares in any particular quarter, we expect to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per Common Share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

A Shareholder may tender all of the Common Shares that such Shareholder owns. There is no repurchase priority for a Shareholder under the circumstances of death or disability of such Shareholder.

In the event the amount of Common Shares tendered exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the Common Share repurchase program, as applicable. We will have no obligation to repurchase Common Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our Common Share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase Common Shares on such terms as may be determined by our Board of Trustees in its complete and absolute discretion unless, in the judgment of our Independent Directors, such repurchases would not be in the best interests of our Shareholders or would violate applicable law. There is no assurance that our Board of Trustees will exercise its discretion to offer to repurchase Common Shares or that there will be sufficient funds available to accommodate all of our Shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Common Shares that a Shareholder requests to have repurchased. If we do not repurchase the full amount of the Common Shares that a Shareholder has requested to be repurchased, or we determine not to make repurchases of our Common Shares, such Shareholder will likely not be able to dispose of their Common Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Common Shares under the Common Share repurchase program.

The Company will repurchase Common Shares from Shareholders pursuant to written tenders on terms and conditions that our Board of Trustees determines to be fair to the Company and to all Shareholders. When our Board of Trustees determines that the Company will repurchase Common Shares, notice will be provided to Shareholders describing the terms of the offer, containing information Shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last business day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so a Shareholder will not know the exact price of Common Shares in the tender offer when such Shareholder decides whether to tender their Common Shares.

Repurchases of Common Shares from Shareholders by the Company will be paid in cash promptly after the determination of the relevant NAV per Common Share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of Common Shares from Shareholders by the applicable repurchase offer deadline. The Company does not impose any charges in connection with repurchases of Common Shares. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Common Share repurchases, we intend to generally maintain under normal circumstances borrowing capacity on a credit facility, an allocation to broadly syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer Common Shares than described above, or none at all.

Payment for repurchased Common Shares may require us to liquidate portfolio holdings earlier than our Advisor would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates.

Status as Non-Diversified Investment Company. We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Illiquidity of Collateral. Collateral may consist of assets that may not be readily liquidated, and there is no assurance that the liquidation of those assets will satisfy a company’s obligations. If a company defaults on a secured investment, the Company may receive assets other than cash or securities in full or partial satisfaction of such company’s obligations. The Company might not be able to realize the benefit of the assets for legal, practical or other reasons. The Company might hold those assets until it is determined to be appropriate to dispose of them.

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business— Regulation as a Business Development Company— Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences— Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we will have to comply with as a RIC, other investment limitations described in this Registration Statement and other contractual investment limitations to which we are subject pursuant to the Declaration of Trust, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Shareholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Sector Concentration Risk. To the extent that the Company focuses its investments in a particular sector, it will be more sensitive to conditions that affect the sector than a portfolio that is not focused on a particular sector. Such a focus may cause a negative effect on Company’s investments.

Valuation Risk. The majority of our investments are expected to be in instruments that do not have readily ascertainable market prices. Investments which the Company holds for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the “valuation designee” with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

Reliance upon Consultants. The Advisor may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations (i.e., a type of a corporate restructuring that aims to change a company’s capital structure) and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Advisor expects that when interest rates change, the amount of interest we received in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed’s long-term inflation target, but the Fed lowered interest rates by 50 basis points in September 2024 and by 25 basis points in November 2024 and may lower interest rates further this year. A wide variety of factors can cause interest rates to change (e.g., central bank monetary policies, inflation rates, or general economic conditions).

Reliance upon Unaffiliated Co-Lender. In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations With Respect to Portfolio Companies. Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

•
Other creditors might convince the court to set aside or subordinate a loan or the security interest in a loan as a “fraudulent conveyance,” a “preferential transfer” or for other equitable considerations. In that event, the court could recover from us the interest and principal payments that the borrower made before becoming insolvent. There can be no assurance that we would be able to prevent such recapture.
•
A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.
•
The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.
•
Although our senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.
•
If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We may invest in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Advisor. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Risk of Bridge Financing. If we make or invest in a bridge loan or interim financing for a portfolio company that intends to refinance all or a portion of that loan, there is a risk that the borrower will be unable to complete such refinancing successfully. Such failure could lead to the portfolio company having to pay interest at increasing rates along with additional fees and expenses, the result of which may reduce the value of the portfolio company.

Risk of Subordinated or Mezzanine Financing. Our investments in subordinated or mezzanine financing will generally be unsecured or, if secured, will be subordinated to the interests of the senior lender in the borrower’s capital structure. In the event of a bankruptcy or insolvency involving the borrower where there are insufficient assets to satisfy the obligations of the borrower to its senior lender, there may be no assets available to meet its obligations to the holders of its subordinated or mezzanine debt, including the Company.

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments. We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Risks Associated with Investments and Trading of Liquid Assets, Including Broadly Syndicated Loans. From time to time, we may invest in liquid assets, such as broadly syndicated loans, high yield bonds, structured finance securities, shares of investment companies and other instruments that may be traded in public or institutional financial markets and have a readily available market value. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the private middle market loans that comprise the majority of our investment portfolio. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid investments (including in any broadly syndicated loans that we invest in), which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid investments (including broadly syndicated loans) from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our investments in liquid assets and any gains that we realize may not be sufficient to offset any other losses we experience.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Trustees and, in some cases, of the SEC. Although the Company may be able to benefit from exemptive relief if obtained from the SEC by the Advisors and other funds advised by the Advisors to engage in certain “joint” transactions, the relief, if obtained, is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Advisors) or certain of that person’s affiliates (such as other investment funds managed by the Advisors), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a fund managed by the Advisors or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. If relief is obtained, in situations where we cannot co-invest with other investment funds managed by the Advisors due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Advisor generally require that such opportunities be offered to us and such other investment funds consistent with the Advisor’s allocation policy. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Advisors that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

Prepayment Risk. The value of our assets may be affected by prepayment rates on loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. Therefore, the frequency at which prepayments (including voluntary prepayments by borrowers and liquidations due to defaults and insolvency) occur in respect of our portfolio investments can adversely impact us and prepayment rates cannot be predicted with certainty, making it impossible to insulate ourselves from prepayment or other such risks. Early prepayments give rise to increased reinvestment risk, including, for example, when the prevailing level of interest rates falls, we may be unable to reinvest cash in a new portfolio investment with an expected rate of return at least equal to that of the portfolio investment prepaid.

Allocation of Expenses. To the extent that any fees and expenses were incurred on our behalf and any Other Clients (as defined below), the Company and such Other Clients will generally bear an allocable portion of any such fees and expenses on a pro rata basis (as determined by the Advisors) in proportion to the Company’s and such Other Clients’ respective percentage interests in the portfolio investment to which such fees and expenses relate (subject to our and such Other Clients’ offering and/or governing documents), or in such other manner as the Advisor considers fair and equitable. Notwithstanding the foregoing, the Advisor may in its sole discretion structure a co-investment opportunity, provided co-investment relief is granted, such that the proposed participants in such co-investment opportunity do not bear any Broken Deal Expenses (as defined below), with the result that we will bear all such Broken Deal Expenses; provided, if so structured, that such participants will not be entitled to receive any break-up or similar fee income, if any, that may be earned with respect to such transaction. In most cases, we expect that proposed participants in co-investments will not bear Broken Deal Expenses (such as legal fees, reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses), with the result that only we will bear all such Broken Deal Expenses.

To the extent the context permits or otherwise requires, Other Clients refers to clients, investment funds, client accounts and proprietary accounts advised or managed by the Advisor or the Sub-Advisor or their respective affiliates, and in which we will not have an interest (“Other Clients”). Broken Deal Expenses refer to fees and expenses for investment and/or divestment transactions not completed by us, including amounts payable to or by third parties, and all fees and expenses of any legal, financial, accounting, advisory, consulting or other advisors or lenders, investment banks and other financing sources in connection with arranging financing for transactions that are not consummated and any deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions (“Broken Deal Expenses”).

Reliance on the Advisor, the Sub-Advisor and their Professionals. The Advisor will have discretion over approving an investment of our assets. Our success will depend in large part upon the skill and expertise of the Advisor, the Sub-Advisor and their respective professionals. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the Advisor, the Sub-Advisor or their respective affiliates. The loss of the services of one or more of such persons could have a material adverse impact on our ability to realize our investment objectives. Moreover, although we expect to have access to all of the appropriate resources, relationships and expertise of the Advisors, there can be no assurance that such resources, relationships and expertise will be available for every transaction. In addition, investment professionals and committee members may be replaced or added at any time. In addition, members of the investment team will work on other projects for the TCW Group or PNC, as applicable. The professionals involved with us are not dedicated exclusively to us and will have other responsibilities for the TCW Group or PNC, as applicable. Conflicts of interest may arise in allocating management time, services or functions, and the ability of us and our investment team to access other professionals. Further, there can be no assurance that the Sub-Advisor will not voluntarily withdraw from its relationship with us, resulting in adverse impacts us.

Dependence on PNCCM as Sourcing Agent. We are dependent on PNCCM as a sourcing agent for our investments. While the Advisor may source investments and retains final authority to approve or reject investments, the Advisor may rely on PNCCM’s sourcing efforts, and the Sub-Advisor’s originating and due diligence efforts. If the Sub-Advisor provides incomplete or inaccurate information, or fails to identify appropriate investment opportunities, the Advisor may not be able to manage our portfolio effectively. This level of reliance on a sourcing agent increases the risk that the Sub-Advisor’s decisions could impact our performance, particularly if the Sub-Advisor prioritizes certain investments or strategies that may not fully align with our best interests or our investment objectives. Additionally, reliance on this sourcing channel could expose us to business continuity risk in the event that PNCCM terminates its relationship with us, which may result in adverse impacts on our access to new investment opportunities

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities, subject to the limitations of the 1940 Act. PNC may also hold investments in an issuer that we are invested in, and such holdings may be at different levels of the capital structure or in different classes of securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold securities that are different (including with respect to their relativeseniority) than those held by an Other Client, the Advisor and its affiliates may be presented with decisions when our interests are in conflict, particularly if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. For example, conflicts could arise where we lend funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company goes into bankruptcy, becomes insolvent or is otherwise unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities as to what actions the portfolio company should take. In addition, purchases or sales of securities for our account (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing. If the other affiliates were to lose their respective investments as a result of such difficulties, the ability of the Advisor to recommend actions in our best interests might be impaired. TCW and PNC (as applicable) may in their discretion take steps to reduce the potential for adversity between us and the Other Clients, including causing us and/or such Other Clients to take certain actions that, in the absence of such conflict, we would not take. In addition, there may be circumstances where TCW or PNC agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to us or Other Clients, such as where TCW may cause Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio investment. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Other Clients participating in the transaction. In addition, it is possible that in a bankruptcy proceeding, our interests will be subordinated or otherwise adversely affected by virtue of an Other Client’s or other vehicle’s involvement and actions relating to its investment. For example, in circumstances where we hold a junior mezzanine interest in a portfolio company, holders of more senior classes of debt issued by such portfolio company (which can include Other Clients) could take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that further subordinate or adversely impact the value of our investment in such portfolio company.

Further, parties with material relationships with us (including, but not limited to, (i) Other Clients (including portfolio companies thereof and lenders thereto), (ii) co-investors, (iii) TCW and PNC (including PNC Bank) (including equity holders thereof and lenders thereto), and (iv) our investors could provide additional financing to our Portfolio Companies, subject to the restrictions of the 1940 Act and, in the case of PNC, the BHC Act and the regulations promulgated thereunder. TCW or PNC could have incentives to cause us and / or our Portfolio Companies to accept less favorable financing terms from such parties as compared to third party providers. If the Company occupies a different, and in particular, more senior position in the capital structure than such parties, TCW or PNC could influence us or the portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between us or our Portfolio Companies, on the one hand, and TCW or PNC or Other Clients’ portfolio companies, on the other hand, subject to our governing documents, the Advisors could, but are not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Advisor could instead rely on their own internal analysis, which the Advisors believe is often superior to third party analysis given TCW’s and PNC’s scale in the market.

If, however, any of TCW, PNC, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the TCW- or PNC-related vehicle impacts the market terms. For example, in the case of a loan extended to us or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. The Advisors do not believe either of these effects is significant, but no assurance can be given to investors that these effects will not be significant in any circumstance.

Investment Priority. If TCW is presented with an investment opportunity that is appropriate for us, on the one hand, and another TCW Steel City Platform client, on the other hand, TCW will generally allocate such investment opportunities between us and such other TCW Steel City Platform clients in a manner and order that it deems fair, equitable, and appropriate and taking into account such factors as it determines to be appropriate, in each case in its discretion. All allocations will be overseen and approved by TCW in accordance with the Advisor’s allocation policy, ensuring compliance with internal procedures and regulatory requirements.

If the aggregate allocation recommended by the Advisor for us and one or more other TCW Steel City Platform clients collectively exceeds the size of the investment opportunity, the participation in such investment opportunity will generally be allocated among us and such other TCW Steel City Platform clients based on various factors as the Advisor determines to be appropriate in its reasonable discretion, including, but not limited to, the available capital of the Company and such other TCW Steel City Platform clients, total capital commitments, targeted leverage, remaining investment commitments and cash on hand, existing investment obligations and reserves, if any, in each case related to us and applicable other TCW Steel City Platform clients, and available investment size.

Finally, from time to time, we may be presented with an investment opportunity to invest in an amount that exceeds the amount the Advisor believes would be in our best interests. In such an instance, a portion of such investment opportunity that is allocated to us, up to the amount of such excess, may be allocated to co-investors in the Advisor’s discretion in accordance with the Advisor’s allocation policy. Similar apportionment principles will apply, as appropriate, to asset disposition decisions. With respect to any investment or asset disposition decision, as applicable, the foregoing considerations could in certain circumstances adversely affect the price paid or received by us, or the size of the position purchased or sold by us (including the preclusion of the Company from purchasing a position) or may inhibit the exercise of various rights available to us with respect to the subject asset.

In addition, we may invest in assets in which other TCW Steel City Platform clients invest, either concurrently with, or subsequent or prior to, us. The Advisor and TCW may from time to time incur costs, fees, and expenses in connection with portfolio investments to be made concurrently on behalf of us and other TCW Steel City Platform clients. The apportionment of such costs, fees, and expenses among us and other TCW Steel City Platform clients will be made in a manner that the Advisor and TCW consider fair and equitable under the circumstances and SEC exemptive relief, once such relief has been granted.

TCW shall not have any obligation to present any investment opportunity to us if TCW determines in good faith that such opportunity should not be presented to us for any one or a combination of the reasons specified above. Similarly, PNCCM shall not have any obligation to source a particular investment opportunity for us if PNC determines in good faith that such opportunity should not be presented to us for any one or a combination of similar reasons to those specified above, or if PNC is otherwise restricted from sourcing such opportunity for us. The application of the above guidelines may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments.

Orders may be combined for us and all other participating TCW Steel City Platform clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that TCW considers equitable. If TCW determines that a proposed allocation to us or other TCW Steel City Platform clients would be inappropriately small because it is below the threshold for a minimum investment under the relevant investment policies or guidelines for either us or such other TCW Steel City Platform clients, or that the proposed allocation would result in a holding that is too small to efficiently trade or value, TCW may instead allocate the entire investment to a single participating entity or to only the eligible entities, provided that such allocations are done on a rotating basis as they arise so that each of the Company and such other TCW Steel City Platform clients have an opportunity to participate over time in opportunities that are not large enough to be allocated among all otherwise eligible entities.

Limitations on Co-Investments with Affiliates. The 1940 Act may limit our ability to engage in certain transactions with affiliates. As a result, we may be prohibited from co-investing with such affiliates in investments where terms of such investments other than price and amount of securities (such as financial and negative covenants, guarantees, or indemnification provisions) are negotiated, unless SEC co-investment exemptive relief is obtained. These restrictions may limit our access to certain investment opportunities that would otherwise be available to us.

Until SEC exemptive relief is granted, we may face restrictions in our ability to co-invest with affiliates. If the Order is granted, we will be permitted to co-invest alongside affiliates, but only under the terms and conditions set forth in the SEC exemptive order. TCW and PNC have each filed an application with the SEC seeking an SEC exemptive order (the “Order”) that would allow us to co-invest with other funds advised by the Advisor, the Sub-Advisor, or their affiliates, though there is no assurance when, or if, such relief will be granted, that any relief granted will be on the terms requested, or that the terms of such relief, if granted, will be acceptable to us. If exemptive relief is granted, co-investments made under the Order will be subject to its conditions and requirements, which may limit our ability to participate in certain co-investment transactions. As a result, we may be unable to structure our portfolio as desired due to the requirements of the Order and the allocation of investment opportunities among us and our affiliates. To the extent the conditions of the Order are not satisfied with respect to any given investment, the consequence could be that we or an affiliate are unable to participate in, or approve an amendment to the terms of, certain investments.

Debt Financings in Connection with Acquisitions and Dispositions. We may from time to time provide financing (i) as part of a third-party purchaser’s bid for, or acquisition of, a portfolio entity or the underlying assets thereof owned by one or more Other Clients and/or (ii) in connection with a proposed acquisition or investment by one or more Other Clients or affiliates of a portfolio investment and/or its underlying assets. This generally would include the circumstance where we are making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from one or more Other Clients. We may also make portfolio investments and provide debt financing with respect to portfolio investments in which Other Clients and/or affiliates hold or propose to acquire an interest. While the terms and conditions of any such arrangements will generally be at arm’s-length terms negotiated on a case-by-case basis, the involvement of the Company and/or such Other Clients or affiliates may affect the terms of such transactions or arrangements and/or may otherwise influence the Advisor’s decisions with respect to the management of the Company and/or such Other Clients or the relevant portfolio investment, which may give rise to potential or actual conflicts of interest and which could adversely impact us. Subject to the limitations of the 1940 Act and our governing documents, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by TCW or PNC, or other TCW or PNC funds.

We may from time to time dispose of all or a portion of a portfolio investment where the Advisor, the Sub-Advisor or one or more Other Clients is providing financing to repay debt issued to us. Such involvement may give rise to potential or actual conflicts of interest.

Co-Investment Syndication. The Company may initially consummate a portfolio investment intended as a co-investment as described herein and, later, syndicate such co-investment to certain persons. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, it may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could reduce the Company’s overall investment returns.

Illiquid and Long-Term Investments. It is anticipated that there will be a significant period of time before we will have completed our portfolio investments. Many of such portfolio investments are currently expected by the Advisor and the Sub-Advisor to take on average at least three to five years (or potentially longer) from the date of initial investment to reach a state of maturity when realization of the portfolio investment can be achieved. Although our portfolio investments will typically generate some current income and/or cash flow in the form of amortization, interest or fee payments, private investment transaction structures often will not provide for liquidity of our portfolio investment prior to repayment upon a refinancing event, and the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition of such portfolio investment. In light of the foregoing, it is likely that no significant return from the disposition of our portfolio investments will occur for a substantial period of time from our date of closing. While a portfolio investment may be sold at any time, it is not generally expected that this will occur for a number of years after such portfolio investment are made. It is unlikely that there will be a public market for the illiquid and/or long-term securities held by us at the time of their acquisition. Therefore, no assurance can be given that, if we are determined to dispose of a particular portfolio investment, we could dispose of such portfolio investment at a prevailing market price, and there is a risk that disposition of such portfolio investment may require a lengthy time period or may result in distributions in-kind to investors. Although the Advisor and the Sub-Advisor expect that portfolio investments will either be disposed of prior to the Company being put into liquidation or be suitable for in-kind distribution at liquidation, we may have to sell, distribute or otherwise dispose of portfolio investments at a disadvantageous time as a result of liquidation. We generally will not be able to sell our portfolio investments through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that the portfolio investments can be sold on a private basis. In addition, we may be prohibited from selling certain securities for a period of time because of contractual, legal, regulatory or other similar reasons and, as a result, may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so.

Risks Specific to Trade Receivables Securitizations. We intend to make investments in securitizations, including, but not limited to, trade receivables securitizations. Trade receivables securitizations may be subject to the risks of dilution, which will be a noncash reduction in the receivable balance for reasons other than default. Dilution risks may increase if product quality deteriorates or the value of future services and warranties becomes questionable. The risk of loss of funds held by the seller-servicer at the time of bankruptcy may also be heightened by the rapid payment rates associated with trade receivables. Our investment performance may be adversely impacted under such circumstances.

Risks of Technology Financing. We may invest in and/or otherwise provide financing to portfolio companies focused on enterprise software solutions, including but not limited to business process automation, data management systems, cloud based applications and technology-enabled businesses targeting the middle market. Such portfolio companies are frequently in growth stage, but with a well-established value proposition.

The value of a portfolio investment may decline if such a portfolio company is not able to evolve its technology, products, business concepts or services. Although portfolio companies will have defined value propositions and competitive moats at the time of our investment, technology related products and services are subject to attrition of subscription risk in the absence of continued innovation and product investments versus other industries. Thus, the ultimate success of these companies often depends on their ability to continually develop their product offerings in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected.

Portfolio companies may be unable to acquire or develop successful new applications due to, among others, liquidity constraints, competition, inadequate personnel, the intellectual property they currently hold not remaining viable and limited access to suppliers or manufacturers of necessary components or products. Even if such portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither we nor such portfolio companies will have any control over the pace of technology development.

The growth of certain technology sectors is impacted by new or changing regulatory matters, which may result in our portfolio investments in such sectors being subject to requirements that necessitate additional investments in products or render existing products as less commercially valuable. In addition, litigation regarding intellectual property rights is common in the sectors of the technology industry on which we intend to focus. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair its ability to service its debt obligations to us.

Risks Associated with Delayed-Draw Facilities. We may make investments that require multiple fundings over time or are structured as “revolvers” or “delayed-draws.” These types of investments generally have funding obligations that extend over a period of time and that may extend beyond the investment period. In such circumstances, we may be required to reserve remaining Capital Commitments for future funding obligations and may be required to fund such obligations after the termination of the investment period. However, there can be no assurance that the reserved funds will ultimately be utilized for portfolio investments, which may result in us not fully deploying our committed capital. Moreover, borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to draw unfunded amounts at times when we might prefer not to advance such amounts. In addition, the Advisor may have assumptions as to when a company with which we transact may draw on unfunded amounts when we enter into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Furthermore, any failure to advance requested funds to a borrower with which we transact could result in possible assertions of offsets against amounts previously funded.

Risks of Middle Market Loans. Borrowers under loans originated by us or in which we may invest may include privately owned small and mid-sized companies, which present a greater risk of loss than loans to larger companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position, and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Risks of PIK and OID Instruments. A portfolio investment may have a contractual return that is not paid entirely in cash, but rather features a PIK element paid partially or wholly in-kind or as an accreting liquidation preference, in which case we will be forgoing a cash margin for an accrued interest amount rolled throughout the life of the loan. This may have the effect of lengthening the time before cash is received and increasing our risk exposure. While the Advisor seeks to achieve our targeted returns for any given portfolio investment, other factors, such as overall economic conditions, the competitive environment and the availability of potential purchasers of the securities, may shorten or lengthen our holding period, and some portfolio investments may take several additional years from the initial investment date to achieve a realization. In some cases, we may be prohibited by contract from selling certain securities for a period of time. If we are required to liquidate all or a portion of our portfolio positions quickly, then we may realize significantly less than the value at which we previously recorded those portfolio investments. The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Market prices of Original Issue Discount “OID” instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral. Use of PIK and OID securities may provide certain benefits to the Advisor, including increasing management fees and incentive compensation.

The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. To the extent original issue discount and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

Risks Related to Warehousing Transactions. We may enter into one or more warehousing transactions. We may not be able to consummate or realize the anticipated benefits from any such warehousing transaction. Under certain warehousing transactions, we may agree to purchase assets from a warehouse provider at prices based on cost plus adjustments designed to give such warehousing provider the economic benefits of accrued but unpaid interest and structuring fees and original issue discount, while such warehouse provider holds the assets. As a result, we generally will not receive any benefit of holding the investments in a warehouse until we have acquired such assets from such warehouse provider, and certain benefits of the acquisition of the assets (such as discounted purchase prices resulting from structuring fees or original issue discount), may have deteriorated by the time we acquire the assets.

Purchases of assets from a warehouse provider will be at prices determined under the warehousing transaction which may differ from the assets’ market prices at the time of such purchase. As a result, we may pay more or less than the current market value of such assets when we acquire them. Certain warehousing agreements may also provide us with options to purchase certain assets at fair market value at the time of purchase, although a warehouse provider could retain the option to reject any purchase offers from us and retain such assets.

Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In this regard, we may be operated as an annual “venture capital operating company,” under the ERISA rules in order to avoid our assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

RISKS RELATED TO SHAREHOLDERS

We are a privately placed, perpetual-life BDC, and our Shareholders may not be able to transfer or otherwise dispose of our Common Shares at desired times or prices, or at all. We are a privately placed, perpetual-life BDC. Our Common Shares may generally only be transferred with the consent of the Advisor, and the Advisor may grant or withhold such consent in its sole discretion. Although we expect to offer a share repurchase program in the future, we can offer no assurances as to whether we will do so, the prices at which shares may be repurchased, or how many shares may be repurchased at any given time. Additionally, our Shares are not listed for trading on a stock exchange or other securities market. Thus, there is currently not a public market for our Common Shares, and we do not currently expect that such a public market will ever develop. As a result, our Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

Effect of Varying Terms of Classes of Shares. Although we have no current intention to do so, pursuant to the Declaration of Trust, we may issue Preferred Shares. If we issue Preferred Shares, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Common Shares. The issuance of Preferred Shares would likely cause the NAV of the Common Shares to become more volatile. If the dividend rate on the Preferred Shares were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Common Shares would be reduced. If the dividend rate on the Preferred Shares were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Common Shares than if we had not issued Preferred Shares. Any decline in the NAV of our investments would be borne entirely by the holders of the Common Shares. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of the Common Shares than if we were not leveraged through the issuance of Preferred Shares.

Rights of Preferred Shareholders. Holders of any Preferred Shares that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Shares become two full years in arrears, the holders of those Preferred Shares would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Common Shares and Preferred Shares, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Shares to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Retention of Proceeds. The Company may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts so retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, no part of such retained amounts will be used to make any investment for which the Advisor would not be permitted to draw down Capital Commitments. To the extent such retained amounts are reinvested in investments, a Shareholder will remain subject to investment and other risks associated with such investments.

Obligations of Shareholders Relating to Credit Facilities. We intend to enter into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close a credit facility or obtain other financing.

Further, if our borrowing base under a credit facility or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Shareholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Shareholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Consequences of Failure to Pay Commitment in Full. If a Shareholder fails to pay any installment of its Capital Commitment, other Shareholders who have an outstanding Capital Commitment may be required to fund their respective Capital Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Capital Commitments by other Shareholders and our borrowings are inadequate to cover defaulted Capital Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Shareholders (including non-defaulting Shareholders). If a Shareholder defaults, there is no guarantee that we will recover the full amount of the defaulted Capital Commitment, and such defaulting Shareholder may lose all or a portion of its economic interest in us.

No Registration; Limited Transferability of Common Shares. The Common Shares are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Common Shares shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Shareholders will not be permitted to transfer their Common Shares unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws.

Furthermore, the transferability of the Common Shares may be subject to certain restrictions contained in the Subscription Agreement and the Declaration of Trust and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. Withdrawal from an investment in the Common Shares will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Shareholder’s ability to withdraw all or part of its investment in Common Shares, an investment in the Common Shares should be viewed as illiquid and subject to high risk.

Our shares are not listed on an exchange or quoted through a quotation system and we do not currently intend to seek such listing or quotation. We may, but are not required to, offer to repurchase shares of Common Shares on a quarterly basis. As a result, Shareholders will have limited liquidity and may not be able to sell shares promptly, in desired quantities or at desired prices.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not intend to list our Common Shares on a national securities exchange. Our Common Shares are not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our Declaration of Trust and Subscription Agreement.

Shareholders generally may not sell, assign or transfer their shares without the prior written consent of the Advisor, which the Advisor may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Shareholders are not entitled to redeem their shares of our Common Shares. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

We anticipate that liquidity for a Shareholder’s shares of Common Shares will be limited to participation in a share repurchase program. It is anticipated that the Advisor will recommend to the Board commencement of the share repurchase program to occur the first calendar quarter of 2027, but we cannot assure prospective investors when it will undertake or that it will undertake the share repurchase program. Our Board of Trustees may not approve share repurchases, and any approval is in the Board’s discretion. If we undertake the share repurchase program, we cannot assure prospective investors of the share price at which such share repurchase would be consummated. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board of Trustees will consider in determining whether to initiate the share repurchase program. We will notify Shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the 1934 Act. In addition, under the share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases.

The share repurchase program may not be for a sufficient number of shares of Common Shares to meet a Shareholder’s request for share repurchases and we have no obligation to maintain such program. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount (which we intend to limit to no more than 5% of Common Shares outstanding as of the close of the previous calendar quarter), repurchases of shares of Common Shares would generally be made on a pro rata basis (based on the number of such shares put to us for repurchases), not on a first-come, first-served basis. Further, we will have no obligation to repurchase our Common Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law or non-compliance with applicable covenants and restrictions under our financing arrangements and other regulatory restrictions. These limits may prevent us from accommodating all repurchase requests made in any quarter.

In addition, if we offer, and a Shareholder chooses to participate in, a share repurchase program, such Shareholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our Common Shares will be on the repurchase date. Although we expect to offer a Shareholder the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Shareholder seeks to sell shares to us as part of a share repurchase program, the Shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date. Any such repurchases will be at a purchase price equal to the net asset value per share of Common Shares as of the last calendar day of the applicable quarter. As a result, the price at which we repurchase Common Shares may be greater or less than the price at which you purchased Common Shares. As a result, the share repurchase program should not be relied upon as a method to sell shares promptly or at a desired price.

The price at which we may repurchase shares pursuant to the share repurchase program will be determined in accordance with our valuation procedures and, as a result, there may be uncertainty as to the value of our Common Shares. Since shares of our Common Shares are not publicly traded, and we do not intend to list our Common Shares on a national securities exchange, the fair value of our Common Shares may not be readily determinable. Any repurchase of shares of Common Shares pursuant to our share repurchase program will be at a purchase price equal to the net asset value per share of Common Shares as of the last calendar day of the applicable quarter, as determined in accordance with our valuation procedures. Inputs into the determination of fair value of our Common Shares require significant management judgment or estimation.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation of Non-U.S. Holders.”

Tax Risks. Tax consequences to Shareholders from an investment in the Common Shares are complex. Potential Shareholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

Drawdowns of Capital Commitment. Shareholders will be obligated to fund drawdowns to purchase shares of Common Shares based on their Capital Commitment. Pursuant to the Subscription Agreement, the Advisor may draw down on the Shareholders’ remaining Capital Commitments upon at least 10 business days’ prior notice (or shorter periods if the Advisor determines in good faith that it is necessary or appropriate to facilitate the consummation of a portfolio investment). To satisfy such obligations, Shareholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Shareholder to timely fund its Capital Commitment may result in some of its shares of Common Shares being forfeited or subject the Shareholder to other remedies available to us. Failure of a Shareholder to contribute its Capital Commitments could also cause us to be unable to realize our investment objectives. A default by a substantial number of Shareholders or by one or more Shareholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

Restrictions on Transfer or Withdrawal. Shareholders will generally not be permitted to transfer their Common Shares unless (i) we and, if required by our lending arrangements under any permitted credit facility, our lenders give consent and (ii) the transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Common Shares may be subject to certain restrictions contained in the Subscription Agreement and Declaration of Trust and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Common Shares and one is not expected to develop.

A Shareholder’s Ownership Percentage Interest in Us Will Be Diluted If We Issue Additional Shares. Shareholders do not have preemptive rights to any Common Shares we may issue in the future. We will, at a future date, and in accordance with the process described below, to issue additional Common Shares at or below the NAV per Common Share. To the extent we issue additional Common Shares, a Shareholder’s ownership percentage interest in us may be diluted. In addition, if such Common Shares are issued below NAV, existing Shareholders may also experience dilution in the book value and fair value of their Common Shares.

We are generally not able to issue and sell our Common Shares at a price below NAV. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our common shares (i) with the consent of a majority of our Shareholders (and a majority of our Shareholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Trustees and a majority of our Trustees who have no financial interest in the transaction determine that a sale is in the best interests of us and our Shareholders.

We may, in our sole discretion, permit one or more investors to make Subsequent Commitments after the date the first Subscription Agreements are accepted by us. Additional Shareholders will be required to make Catch-up Purchases on a Catch-up Date to be determined by us. The Catch-up Purchase Amount will be equal to an amount necessary to ensure that, upon payment of the Catch-up Purchase Amount, such Additional Shareholder will have contributed the same percentage of its Capital Commitment to us as all Shareholders whose subscriptions were previously accepted. Catch-up Purchases will be made at a per share price equal to the net asset value per share of the Common Shares as of the close of the last calendar quarter preceding the date of the Catch-up Purchase, subject to per share price adjustments and further adjusted, as described in the Subscription Agreement, to appropriately reflect such Additional Shareholder’s pro rata portion of our initial organizational expenses. For the avoidance of doubt, we currently intend to call all capital prior to the commencement of the share repurchase program. Subsequent Commitments, beginning on the first business day of the calendar quarter immediately following the satisfaction of the Drawdown Condition, will be fully funded by investors. To accommodate the legal, tax, regulatory or fiscal concerns of certain prospective investors, we may determine to allow certain investors to fully fund their Capital Commitment at one point in time, in lieu of sequential drawdowns of the Capital Commitment.

“Drawdown Condition” means a condition that shall be satisfied on and after the date on which the Advisor (i) draws down on a materially sufficient amount of capital to convert to a fully drawn-down model or (ii) in its sole discretion, the Advisor waives the Drawdown Condition.

Portfolio Company Dependence on Third-Party Service Providers. Portfolio companies may depend on third-party service providers for critical business functions, including but not limited to hosting services, cloud infrastructure, and other technical services. Any disruption or deterioration in these third-party services could materially and adversely affect such portfolio companies’ operations and financial performance. Furthermore, portfolio companies may collect, process, store, and transmit sensitive data that is subject to evolving domestic and international laws, regulations, and standards regarding data privacy, cybersecurity, and data protection. Any actual or perceived non-compliance with these requirements, including but not limited to data breaches or unauthorized access, could result in significant liability, reputational damage, and material adverse effects on such portfolio companies’ business operations and financial condition.

Placement Agents. One or more parties, including TCW Funds Distributors LLC, may act as placement agents (each, a “Placement Agent,” and together, the “Placement Agents”) for the Common Shares and, in that capacity, act for the Advisor and in such capacity would not act as investment advisors to potential investors in connection with the offering of the Common Shares. Potential investors must independently evaluate the offering and make their own investment decisions.

Memoranda of Understanding. The Company may enter into a memorandum of understanding or other similar agreement with certain Shareholders in connection with their admission to the Company without the approval of any other Shareholder.

Memoranda of Understanding will have no effect unless and to the extent (i) not in contravention of applicable law, including, without limitation, the Investment Company Act and (ii) terms of each Memorandum of Understanding will be generally immaterial to other investors in the Company and will not have a material negative effect on other investors in the Company.

GENERAL RISK FACTORS

Political, Social and Economic Uncertainty Risk. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Changes to U.S. Tariff and Import/Export Regulations. There have been significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments have had a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Changes in Applicable Law. We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Advisor may be subject could differ materially from current requirements. In addition, if a Shareholder fails to comply with applicable anti-money laundering laws and similar laws, the Company may mandatorily repurchase such Shareholder’s Common Shares.

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Operational Risk. We depend on TCW and PNC to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the closing, confirmation or settlement of transactions, from transactions not being properly booked, evaluated, accounted for or managed or other similar disruption in our operations may cause us to suffer financial losses, disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. Our business is highly dependent on our ability to process a large number of transactions across numerous and diverse markets. Consequently, we rely heavily on our financial, accounting, asset management and other data processing systems. The ability of our systems to accommodate an increasing volume of transactions could also constrain our ability to properly manage our portfolio.

Generally, none of the Advisor, the Sub-Advisor, TCW or PNC will be liable to us for losses incurred due to the occurrence of any such errors.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Advisor, the Sub-Advisor, the Advisor and Sub-Advisor’s respective affiliates and third parties. Further, in the ordinary course of our business we, the Advisor or the Sub-Advisor may engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics or other serious public health events;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results.

Cybersecurity Risk and Cyber Incidents. Our business depends on the communications and information systems of our Advisor, our Sub-Advisor and their affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our Shareholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor, Sub-Advisor and third-party service providers. In addition, we, the Advisor and the Sub-Advisor currently or in the future are expected to routinely transmit and receive confidential and proprietary information by email and other electronic means. We, the Advisor and the Sub-Advisor may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Advisor, the Sub-Advisor and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our Advisor or our Sub-Advisor will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

Cyber Security Breaches and Identity Theft. Cyber security incidents and cyber-attacks have been occurring globally at more frequent and severe levels and are expected to continue to increase in frequency in the future. The information and technology systems of the Company, its portfolio investments and their service providers may be vulnerable to damage or interruption, including, without limitation, from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information. Although the Advisor has implemented, and portfolio investments and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, potentially resulting in further harm and precluding appropriate remediation. TCW, PNC, the Company, Other Clients and/or any portfolio investment may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of TCW, PNC, the Company, any portfolio investment, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Shareholders (and their beneficial owners) and the intellectual property and trade secrets of TCW, PNC, the Company, and/or portfolio investments. Such a failure could harm the reputation of TCW, PNC, the Company and/or a portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity, and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which the Company invests, the Company’s portfolio investment in those securities may lose value.

Risks Associated with Artificial Intelligence. Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We, the Advisor and the Sub-Advisor are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Advisor’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Advisor’s overall risk management processes. In general, the Advisor seeks to address material cybersecurity threats through an entity-wide approach that addresses the confidentiality, integrity, and availability of the Advisor’s information systems or the information that the Advisor collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Advisor’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Advisor has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Advisor’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: The Advisor implements technical safeguards that are designed to protect the Advisor’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Advisor has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Advisor’s response to a cybersecurity incident. The Advisor conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Advisor maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Advisor’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Advisor’s cybersecurity systems.
•
Education and Awareness: The Advisor provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Advisor’s personnel with effective tools to address cybersecurity threats, and to communicate the Advisor’s evolving information security policies, standards, processes, and practices.

The Advisor conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Advisor’s employees. The results of such assessments and reviews are evaluated by management, and the Advisor adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Advisor discuss the Company’s approach to overseeing cybersecurity threats.

The Advisor has established an internal working group that includes relevant representation from senior management including the CCO, COO and Chief Information Security Officer (“CISO”) who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

The CISO has served in various roles in information technology and information security for many years and holds relevant professional certifications. The Advisor’s COO and CCO each hold educational and professional degrees in their respective fields, and each has numerous years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties.

We maintain our principal executive office at 200 Clarendon Street, 19th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2025, we have begun accepting subscription agreements from investors for the private sale of our Common Shares. Prior to offering the Common Shares for sale, we accepted Subscription Agreements and issued common limited partnership interests to persons not affiliated with the Advisor in a private offering on February 5, 2025, in connection with which we received Capital Commitments of $105.2 million. We held a second private offering on April 8, 2025 for which we received Capital Commitments of $21.0 million, and a third private offering on August 22, 2025 for which we received Capital Commitments of $315.5 million. On November 3, 2025, in connection with the Conversion, the total Partners' Capital was $120.3 million which was converted into 6,014,515 of Common Shares.

As of December 31, 2025, we have issued and sold 6,014,515 Common Shares at an aggregate purchase price of $120.3 million to our investors. It is expected that all Common Shares will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

As of March 26, 2026, there were approximately 5 holders of record of our Common Shares.

Item 6. Selected Financial Data,

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page iii of this annual report.

Overview

We were formed on October 14, 2024 as a limited partnership under the laws of the State of Delaware.

We are an externally managed, non-diversified, closed-end management investment company. On September 9, 2025, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and will make such an election beginning with the taxable year ending December 31, 2025. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On November 3, 2025, we completed our conversion to a Delaware statutory trust (the “Conversion”). In connection with the Conversion, we also changed our name to TCW Steel City Senior Lending BDC.

Prior to the Conversion, we conducted private offerings of our limited partnership interests to investors on February 5, 2025 (the “Inception”, or “Inception Date”), April 8, 2025, and August 22, 2025 in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and following the Conversion, we expect to conduct private offerings of our Class I Shares of beneficial interest, par value $0.01 (the “Common Shares”). At the closing of any private offering, each investor has and will make a capital commitment to purchase Common Shares (the “Capital Commitments”) pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. We commenced our investment activities in May 2025.

On February 5, 2025, we began accepting subscription agreements from investors for the private sale of our limited partnership interests and we completed the first closing of the sale of our limited partnership interests pursuant to which we received Capital Commitments of $105.2 million. On April 8, 2025, we completed the second closing of the sale of our limited partnership interests pursuant to which we received Capital Commitments of $21.0 million. On August 22, 2025, we completed the third closing of the sale of our limited partnership interests pursuant to which we received capital commitments of $315.5 million. On November 3, 2025, in connection with the Conversion, our total funded Capital Commitments were $120.3 million which were converted into 6,014,515 Common Shares.

As of December 31, 2025, we have sold 6,014,515 Common Shares for an aggregate offering price of $120.3 million. Each Shareholder is obligated to contribute capital equal to their Commitment and each Common Share’s Commitment obligation is $20.00 per share. The sale of the Common Shares was made pursuant to subscription agreements entered into by us and each investor. Under the terms of the subscription agreements, we may draw down all or any portion of the undrawn commitment with respect to each Common Share generally upon at least ten business days’ prior written notice to the Shareholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

We commenced operations during the first quarter of fiscal year 2025.

On November 4, 2025, we formed a wholly-owned subsidiary, TSC BDC Financing 1 LLC , a single member Delaware limited liability company designed to hold special purpose financing of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currently expect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. In addition, the Sub-Advisor may originate investments for us that involve the use of PIK interest features.

Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Investment Advisory Agreement.

We, and indirectly our Shareholders, will bear all costs, expenses and liabilities, other than Advisor Expenses or Sub-Advisor Expenses (each as defined below) (which shall be borne by the Advisor and Sub-Advisor, respectively), in connection with our operations, administration and transactions or prospective transactions (“Company Expenses”), including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Shares; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Advisor or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners, and other similar professionals; provided, that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Common Shares and other securities; (h) Management Fees, Incentive Fees and sourcing fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Shares to the extent not borne by the relevant transferring Shareholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) Independent Trustees’ fees and expenses and the costs associated with convening a meeting of our Board of Trustees or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Shareholders or holders of any Preferred Shares, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Advisor costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the organizational documents or Investment Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

“Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Advisor or any of its affiliates, including us, in connection with maintaining and operating the Advisor’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing investment management services for us. Advisor Expenses shall also include any expenses incurred by the Advisor or its affiliates in connection with the Advisor’s registration as an investment adviser under the Advisers Act, or with its compliance as a registered investment adviser thereunder.

“Sub-Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Sub-Advisor in furtherance of providing investment advisory services to us other than organizational expenses or the Company Expenses set forth above.

In connection with our borrowings, our lenders require us to pledge assets, Commitments and/or the right to draw down on Commitments. In this regard, the Subscription Agreement contractually obligates each of our investors to fund their respective Commitments in order to pay amounts that may become due under any borrowings or other financings or similar obligations.

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized and deferred and are amortized over a 12-month period from incurrence. Since inception, we have expensed $4.4 million in organizational costs, of which $4.4 million was expensed during the year ended December 31, 2025. Prior to Conversion, we incurred $33.0 thousand of offering costs which were charged directly to Partners' capital. After Conversion, we have incurred $34.0 thousand of offering costs, of which $0 are capitalized on our Consolidated Statement of Assets and Liabilities and $34.0 thousand have been amortized as an expense on our Consolidated Statement of Operations.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on our critical accounting policies.

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Trustees based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the

Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally include warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Income Recognition

Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default.

Although we do not currently expect the Private Credit Group to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the period from February 5, 2025 to December 31, 2025 we did not earn any PIK interest income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

We may enter into certain intercreditor agreements or loan agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Investment Activity

As of December 31, 2025, our portfolio consisted of 13 debt investments and two equity investments. Based on fair values as of December 31, 2025, our portfolio was 99.6% invested in debt investments which all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2025:

Industry	Percent of Total Investments
Building Products	23%
Diversified Financials Services	14%
Electrical Components & Equipment	13%
Internet, Service & Infrastructure	13%
Personal Care Products	11%
Food & Staples Retailing	11%
Construction & Engineering	11%
Application Software	4%
Total	100%

Interest income including interest income paid-in-kind, was $8.4 million for the period from February 5, 2025 (“Inception”) to December 31, 2025.

Results of Operations

Our operating results for the period from February 5, 2025 (“Inception”) to December 31, 2025 were as follows (dollar amounts in thousands):

For the period from February 5, 2025 (Inception) to December 31, 2025
Total investment income	$8,422
Total expenses	9,474
Net investment loss	(1,052)
Net realized gain on investments	14
Net change in unrealized appreciation/(depreciation) on investments	1,780
Net increase in Net Assets from operations	$742

Total investment income

Total investment income for the period from February 5, 2025 (“Inception”) to December 31, 2025 was $8.4 million and was attributable to our portfolio of debt investments, which was composed of 13 debt investments as of December 31, 2025.

Total expenses

Expenses for the period from February 5, 2025 (“Inception”) to December 31, 2025 were as follows (dollar amounts in thousands):

For the period from February 5, 2025 (Inception) to December 31, 2025
Expenses
Organizational costs	$4,360
Interest and credit facilities expenses	3,957
Professional fees	392
Administrative fees	264
Directors' fees	172
Management fees	123
Offering costs	34
Other expenses	172
Total expenses	$9,474

Our total expenses for the period from February 5, 2025 (“Inception”) to December 31, 2025 were $9.5 million and were primarily due our commencement of investment and borrowing activity during the period. Our total expenses include organizational costs of $4.4 million, interest and credit facility expenses of $4.0 million and professional fees of $0.4 million for the period from February 5, 2025 (“Inception”) to December 31, 2025.

Net investment loss

Net investment loss for the period from February 5, 2025 (“Inception”) to December 31, 2025 was $1.1 million and was primarily due to our commencement of investing activity during the period.

Net realized gain on investments

Our net realized gain on investments for the period from February 5, 2025 (“Inception”) to December 31, 2025 was $14.0 thousand and was primarily attributable to the partial disposition of the Frost Buyer, LLC (CraftMark) term loan and the Tidal Investments, LLC term loan.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the period from February 5, 2025 (“Inception”) to December 31, 2025 was $1.8 million and was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
TechServ Operations, LLC	Term Loan	$1,103
Centaur Holdings III LLC (Copperweld)	Term Loan	500
Frost Buyer, LLC (CraftMark)	Term Loan	405
CloudOne Digital Corp.	Term Loan	378
Tidal Investments LLC	Term Loan	341
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	(101)
Charter Industries Holdings LLC	Term Loan	(103)
Designs for Health, Inc.	Revolver	(105)
Patriot MCN Buyer Corp., (McNichols)	Term Loan	(145)
Designs for Health, Inc.	Term Loan B	(177)
All others	Various	(316)
Net change in unrealized appreciation/(depreciation)		$1,780

Net increase in Net Assets from operations

Our net increase in Net Assets from operations during the period from February 5, 2025 (“Inception”) to December 31, 2025 was $0.7 million. The increase during the period from February 5, 2025 (“Inception”) to December 31, 2025 is primarily attributable to the commencement of operations which took place during the first quarter of fiscal year 2025.

Financial Condition, Liquidity and Capital Resources

On February 5, 2025, we began accepting subscription agreements from investors for the private sale of our limited partnership interests and we completed the first closing of the sale of our limited partnership interests pursuant to obtained Capital Commitments with an aggregate purchase price of $105.2 million. On April 8, 2025, we completed the second closing of the sale of our limited partnership interests pursuant to which we obtained Capital Commitments with an aggregate offering price of $21.0 million. On August 22, 2025, we completed the third closing of the sale of our limited partnership interests pursuant to which we obtained Capital Commitments with an aggregate offering price of $315.5 million. We also commenced operations during the three months ended March 31, 2025. We generate cash from (1) drawing down capital in respect of Common Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Shareholders.

As of December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Common Shares of the Company were as follows (dollar amounts in thousands):

December 31, 2025
Commitments	$441,640
Undrawn commitments	$321,640
Percentage of commitments funded	27.2%
Common Shares	6,014,515

On April 21, 2025, we entered into a secured revolving credit agreement (the “Subscription Based Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and Versailles Assets LLC as committed lender. The Subscription Based Credit Agreement provides for a revolving credit line of up to $90.0 million (the “Maximum Commitment”) (the “Subscription Based Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) 90% of certain eligible contributions of Included Investors (based on credit ratings as defined in the Subscription Based Credit Agreement), (b) 65% of certain eligible contributions of Designated Investors (based on credit ratings as defined in the Subscription Based Credit Agreement), and (c) 65% of certain eligible contributions of Special Included Investors (based on credit ratings as defined in the Subscription Based Credit Agreement). The Subscription Based Credit Agreement is generally secured by the Borrowing Base assets.

The Subscription Based Credit Facility has an initial commitment of $90.0 million and may be periodically increased in amounts designated by us, up to an aggregate amount of $500.0 million. The maturity date of the Subscription Based Credit Facility is April 21, 2027, unless such date is extended at our option for a term of up to 12 months per such extension. Borrowings under the Subscription Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 1.10% or (b) adjusted SOFR rate calculated in a customary manner plus 2.10%.

On August 28, 2025, the Subscription Based Credit Facility Maximum Commitment was increased to $200.0 million.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2025, we were in compliance with such covenants.

On October 24, 2025 we entered into the First Amendment to the Subscription Based Credit Facility (“Amendment No. 1”). Amendment No. 1 allows for us to draw on the credit facility on the same date as the request to draw.

On December 16, 2025, we entered into the Second Amendment to the Subscription Based Credit Facility (“Amendment No. 2”). Amendment No. 2 temporarily increased the Maximum Commitment to $250 million until January 30, 2026 (the “Scheduled Reduction Date”) at which time the Maximum Commitment will be reduced to $200 million. If, on the Scheduled Reduction Date, the outstanding principal balance exceeds the Maximum Commitment, we shall pay such excess to the administrative agent for the benefit of the lenders.

As of December 31, 2025, the Available Commitment under the Subscription Based Credit Agreement was $$26.2 million.

As of December 31, 2025, the amounts outstanding under the Subscription Based Credit Facility were $223.8 million. The carrying amount of the Subscription Based Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Subscription Based Credit Facility.

Costs associated with the Subscription Based Credit Facility are recorded as deferred financing costs on our Statement of Assets and Liabilities and the costs are being amortized over the life of the Subscription Based Credit Facility. As of December 31, 2025, $1.2 million of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facilities for the period from February 5, 2025 (“Inception”) to December 31, 2025 was as follows (dollar amounts in thousands):

For the period from February 5, 2025 (Inception) to December 31, 2025
Credit facilities interest expense	$3,201
Undrawn commitment fees	256
Administrative fees	47
Amortization of deferred financing costs	453
Total	$3,957
Weighted average interest rate	6.45%
Average outstanding balance	$70,134

We had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025:

			December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2031	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	45
CloudOne Digital Corp.	Revolver	August 2031	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	105
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	3,846	31
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2031	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	22
Total			$80,872	$564

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Trustees. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of December 31, 2025, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of December 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2025 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$10,367	$6,807	$3,560
Up 200 basis points	6,912	4,538	2,374
Up 100 basis points	3,456	2,269	1,187
Down 100 basis points	(3,456)	(2,269)	(1,187)
Down 200 basis points	(6,912)	(4,538)	(2,374)
Down 300 basis points	(9,490)	(6,807)	(2,683)

Item 8. Financial Statements and Supplementary Data.

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item has been omitted and will be disclosed in an amendment to this Annual Report on Form 10-K, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item has been omitted and will be disclosed in an amendment to this Annual Report on Form 10-K, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item has been omitted and will be disclosed in an amendment to this Annual Report on Form 10-K, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item has been omitted and will be disclosed in an amendment to this Annual Report on Form 10-K, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this Item has been omitted and will be disclosed in an amendment to this Annual Report on Form 10-K, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List separately all financial statements filed.

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b)
The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on October 10, 2025)

3.2	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025)

3.3	Certificate of Trust (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form8-K, as filed with the Securities and Exchange Commission on November 5, 2025)

3.4

Amended and Restated Declaration andAgreement of Trust, dated as of January 23, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026)

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025)

4.1*	Description of Securities

10.1*	Investment Advisory and Management Agreement, dated November 3, 2025, by and between the Company and TCW PT Management Company LLC

10.2*	Investment Sub-Advisory Agreement, dated November 3, 2025, by and between the Company and PNC Steel City Advisors, LLC

10.3*	Administration Agreement, dated November 3, 2025, by and between the Company and TCW Asset Management Company, LLC

10.4*

Revolving Credit Agreement dated as of April 21, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents

10.5*

First Amendment to Revolving Credit Agreement dated as of October 24, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents

10.6*

Second Amendment to Revolving Credit Agreement dated as of December 16, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents

10.7

Loan and Servicing Agreement dated as of January 23, 2026, by and amount Barings Direct Investments LLC, as administrative agent for the lenders, (in such capacity, the Administrative Agent), and City National Bank, as Revolving Administrative Agent, and the Facility Servicer, Portfolio Asset Servicer, and Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of TCW Steel City Senior Lending BDC

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCW Steel City Senior Lending BDC

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 26, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Saverio M. Flemma
Saverio M. Flemma
Director

Date: March 26, 2026	By:	/s/ R. David Kelly
R. David Kelly
Director

Date: March 26, 2026	By:	/s/ Sheila A. Finnerty
Sheila A. Finnerty
Director

Date: March 26, 2026	By:	/s/ Andrew W. Tarica
Andrew W. Tarica
Director

Date: March 26, 2026	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 26, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of TCW Steel City Senior Lending BDC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of TCW Steel City Senior Lending BDC and subsidiary (the “Company”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the period from February 5, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations, changes in net assets, cash flows, and financial highlights for the period from February 5, 2025 (inception) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 2 and 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $340,850,903 as of December 31, 2025.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit the internal assumptions and evaluate the appropriateness of these models and the weighting of the best available pricing inputs in determining the fair value of these investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the techniques, valuation models, internal assumptions, and weighting for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We validated the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and tested the valuation by developing an independent expectation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 26, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Application Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.60% (SOFR + 4.75%, 0.75% Floor)	12.2%	$14,615,385	11/03/31	$14,484,275	$14,440,000
				12.2%			14,484,275	14,440,000
Building Products
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 0.75% Floor)	32.2%	38,636,364	10/01/32	38,352,591	38,250,000
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 1.75% Floor)	33.0%	39,700,704	10/01/31	39,289,535	39,144,894
				65.2%			77,642,126	77,394,894
Construction & Engineering
	TechServ Operations, LLC	05/15/25	Term Loan - 8.63% (SOFR + 4.75%, 1.00% Floor)	31.8%	37,061,150	05/15/32	36,698,937	37,802,373
				31.8%			36,698,937	37,802,373
Diversified Financials Services
	Tidal Investments LLC	08/29/25	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	38.2%	45,538,043	08/29/30	44,968,958	45,310,353
				38.2%			44,968,958	45,310,353
Electrical Components & Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.42% (SOFR + 4.75%, 0.75% Floor)	1.6%	1,875,000	09/05/31	1,875,000	1,875,000
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	34.3%	40,625,000	09/05/31	40,166,052	40,665,625
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	2.1%	2,500,000	09/05/31	2,500,000	2,500,000
				38.0%			44,541,052	45,040,625
Food & Staples Retailing
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	0.9%	1,048,400	05/06/31	1,048,400	1,040,013
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 9.09% (SOFR + 5.25%, 1.00% Floor)	1.1%	1,282,051	05/06/31	1,282,051	1,271,795
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	29.9%	35,807,692	05/06/31	35,116,109	35,521,231
				31.9%			37,446,560	37,833,039
Internet, Service & Infrastructure
	CloudOne Digital Corp.	08/05/25	Term Loan - 8.90% (SOFR + 5.00%, 1.00% Floor)	35.9%	42,682,927	08/05/31	42,219,667	42,597,561
				35.9%			42,219,667	42,597,561
Personal Care Products
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.39% (SOFR + 4.50%, 0.75% Floor)	32.9%	39,473,684	10/16/30	39,255,948	39,078,947
				32.9%			39,255,948	39,078,947
	Total Debt Investments			286.1%			337,257,523	339,497,792

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Financials Services
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Common Units	0.2%	125,000	$125,000	$197,500
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Preferred Units	1.0%	1,125	1,125,000	1,155,611
				1.2%		1,250,000	1,353,111
	Total Equity Investments			1.2%		1,250,000	1,353,111
	Total Debt & Equity Investments(3)			287.3%		338,507,523	340,850,903
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)			2.2%	2,651,209	2,651,209	2,651,209
	Total Cash Equivalents			2.2%	2,651,209	2,651,209	2,651,209
	Short-term Investments
	U.S. Treasury Bill, Yield 3.62%, Maturity Date 04/28/26			320.6%	385,000,000	380,627,042	380,627,042
	Total Short-term Investments			320.6%	385,000,000	380,627,042	380,627,042
	Total Investments (609.9%)					$721,785,774	$724,129,154
	Net unrealized depreciation on unfunded commitments (0.5%)						(563,734)
	Liabilities in Excess of Other Assets (509.5%)						$(604,841,446)
	Net Assets (100.0%)						$118,723,974

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)
Non-income producing.

(3)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $1,353,111, or 0.2% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $353,551,758 and $15,281,161, respectively, for the period ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Assets and Liabilities

(Dollar amounts in thousands, except share data)

December 31, 2025

As of December 31,
2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $338,508)	$340,851
Cash and cash equivalents	3,299
Short-term investments	380,627
Interest income receivable	1,981
Deferred financing costs	1,166
Prepaid and other assets	63
Total Assets	$727,987
Liabilities
Payable for short-term investments purchased	$380,627
Revolving credit facilities payable	223,785
Due to advisor	2,029
Interest and credit facility expense payable	1,033
Organizational costs payable	766
Unrealized depreciation on unfunded commitments	564
Administration fees payable	264
Management fees payable	123
Other accrued expenses and other liabilities	72
Total Liabilities	609,263
Commitments and Contingencies (Note 5)
Net Assets
Common shares, $0.01 par value, unlimited shares authorized, 6,014,515 shares issued and outstanding	60
Additional paid in capital	119,593
Accumulated overdistributed earnings	(929)
Total Net Assets	118,724
Total Liabilities and Net Assets	$727,987
Net Asset Value Per Common Share (Note 10)	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Operations

(Dollar amounts in thousands, except share data)

December 31, 2025

For the period from February 5, 2025 (Inception) to December 31, 2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$8,422
Total investment income	8,422
Expenses
Organizational costs	4,360
Interest and credit facilities expenses	3,957
Professional fees	392
Administrative fees	264
Directors' fees	172
Management fees	123
Offering costs	34
Other expenses	172
Total expenses	9,474
Net investment loss	(1,052)
Net realized and unrealized gain on investments
Net realized gain
Non-controlled/non-affiliated investments	14
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	1,780
Net realized and unrealized gain on investments	1,794
Net increase in Net Assets from operations	$742
Basic and diluted:
Income per share	$0.12
Weighted average shares outstanding(1)	6,014,515

1) The weighted average shares outstanding assumes the Common Shares issued at Conversion were outstanding from the Inception Date until December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Net Assets

(Dollar amounts in thousands, except share data)

December 31, 2025

	Common Shares	Partners' Capital (pre-Conversion)	Common Shares Par Value	Additional paid-in capital	Accumulated Undistributed (Overdistributed) Earnings (post-conversion)	Total Net Assets
Net Assets at February 5, 2025 (Inception)	—	$—	$—	$—	$—	$—
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment loss	—	(495)	—	—	(557)	(1,052)
Net realized gain on investments	—	—	—	—	14	14
Net change in unrealized appreciation/(depreciation) on investments	—	818	—	—	962	1,780
Net Increase (Decrease) in Net Assets Resulting from capital share transactions:
Offering costs pre-Conversion	—	(33)	—	—	—	(33)
Contributions	—	120,000	—	—	—	120,000
Issuance of Common Shares upon Conversion	6,014,515	(120,290)	60	119,907	323	—
Common shareholders return of capital	—	—	—	(314)	—	(314)
Common shareholders distribution from earnings	—	—	—	—	(1,671)	(1,671)
Total Increase (Decrease) in Net Assets for the period ended December 31, 2025	6,014,515	—	60	119,593	(929)	118,724
Net Assets at December 31, 2025	6,014,515	$—	$60	$119,593	$(929)	$118,724

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Cash Flows

(Dollar amounts in thousands, except share data)

December 31, 2025

For the period from February 5, 2025 (Inception) to December 31, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$742
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(353,552)
Proceeds from sales and paydowns of investments	15,281
Proceeds from sales of short-term investments	(380,627)
Realized (gain) loss on investments	(14)
Change in net unrealized (appreciation)/depreciation on investments	(1,780)
Amortization of premium and accretion of discount, net	(223)
Amortization of deferred financing costs	453
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,981)
(Increase) decrease in prepaid and other assets	(63)
Increase (decrease) in payable for short-term investments purchased	380,627
Increase (decrease) in management fees payable	123
Increase (decrease) in administration fees payable	264
Increase (decrease) in interest and credit facility expense payable	1,033
Increase (decrease) in organizational costs payable	766
Increase (decrease) in due to Advisor	2,029
Increase (decrease) other accrued expenses and other liabilities	72
Net cash used in operating activities	(336,850)
Cash Flows from Financing Activities
Contributions	120,000
Offering costs pre-Conversion	(33)
Distributions paid in cash	(1,985)
Deferred financing costs paid	(1,618)
Proceeds from credit facility	286,985
Repayment of credit facility	(63,200)
Net cash provided by financing activities	340,149
Net increase in cash and cash equivalents	3,299
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$3,299
Supplemental and non-cash financing activities
Interest expense paid	$2,458

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

December 31, 2025

1.
Organization and Basis of Presentation

Organization: TCW Steel City Senior Lending BDC (the “Company”), was formed as a Delaware limited partnership on October 14, 2024. The Company has conducted private offerings of its common limited partnership interests (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. On February 5, 2025 (“Inception” or “Inception Date”), the Company obtained capital commitments from the limited partner totaling $105,152. On April 8, 2025, the Company obtained additional capital commitments from the limited partner totaling $21,030. On August 22, 2025, the Company obtained additional commitments from the limited partner totaling $315,458.

On September 9, 2025, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to file an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On November 3, 2025, the Company consummated a conversion of the Company from a Delaware limited partnership to a Delaware statutory trust (the “Conversion”). Upon commencement of the Conversion, the name of the Company was changed from TCW Steel City Perpetual Levered Fund LP to TCW Steel City Senior Lending BDC. Additionally, the Partners' Capital totaling $120,290 was converted into 6,014,515 of Class I Shares of beneficial interest, par value $0.01 (the “Common Shares”). Following the Conversion, the Company expects to conduct private offerings of the Common Shares. At the closing of any private offering, each investor has and will make a capital commitment to purchase Common Shares (the “Capital Commitments”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

The Company commenced operations during the first quarter of fiscal year 2025.

On November 4, 2025, the Company formed a wholly-owned subsidiary, TSC BDC Financing 1 LLC , a single member Delaware limited liability company designed to hold special purpose financing of the Company.

The consolidated financial statements in this annual report on Form 10-K include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment Objective: The Company will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuer that generate current income while preserving capital.

Term: The term of the Company commenced on October 14, 2024 and shall continue until the Company is dissolved and terminated pursuant to Article IX.1 of the Amended and Restated Declaration of Trust entered into on January 23, 2026 (the “Declaration of Trust”).

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

1.
Organization and Basis of Presentation (Continued)

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its Units. Upon conversion, the Units were converted into Common Shares and the Company began accepting subscription agreements from investors for the private sale of its Common Shares. As of December 31, 2025, the Company has sold 6,014,515 Common Shares for an aggregate offering price of $120,290. Each Shareholder is obligated to contribute capital equal to their respective capital commitment to the Company (each, a “Commitment”) and each Common Share's Commitment obligation is $20.00 per share. The sale of the Units was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Unit or Common Share generally upon at least ten business days’ prior written notice to the unitholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Shareholders as unused capital. As of December 31, 2025, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Shares of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Shares
Common Shareholder	$441,640	$321,640	27.2%	6,014,515

Recallable Amount: A Shareholder may be required to re-contribute amounts distributed equal to (a) such Shareholder’s share of all portfolio investments that are repaid to the Company, or otherwise recouped by the Company, and distributed to the Shareholder, in whole or in part, during or after the Commitment period, reduced by (b) all re-contributions made by such Shareholder. This amount, (the “Recallable Amount”) is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of December 31, 2025 was $314.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”).

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

Investments: The Company measures the fair value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers the principal market of its investments to be the market in which the investment trades with the greatest volume and level of activity.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

2.
Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Private Credit Group to originate a significant amount of investments for the Company with the use of interest income paid-in-kind (“PIK”) interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the period from the Inception Date to December 31, 2025, the Company did not earn any PIK interest income.

Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

The Company may enter into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facility (as defined in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the credit facility.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

2.
Significant Accounting Policies (Continued)

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company's Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company's Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Shares (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Shares. Organizational costs are expensed as incurred and since inception, the Company has incurred $4,360 in organizational costs, of which $4,360 was expensed during the period from the Inception Date to December 31, 2025. Prior to Conversion, we incurred $33 in offering costs which were charged to Partners' Capital. After conversion, the Company has incurred $34 in offering costs of which $0 are deferred offering costs and $34 have been amortized as an expense for the period from February 5, 2025 to December 31, 2025.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

3.
Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board of Trustees based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

Fair Value Hierarchy: Assets and liabilities are classified by the Company into three levels based on valuation inputs used to determine fair value:

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 1), generally includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 2 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Equity, (Level 2), generally include warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

3.
Investment Valuations and Fair Value Measurements (Continued)

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$339,498	$339,498
Equity	—	—	1,353	1,353
Short- term investments	380,627	—	—	380,627
Cash equivalents	2,651	—	—	2,651
Total	$383,278	$—	$340,851	$724,129

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from the Inception Date to December 31, 2025:

	Debt	Equity	Total
Balance, February 5, 2025 ("Inception Date")	$—	$—	$—
Purchases	352,302	1,250	353,552
Sales and paydowns of investments	(15,281)	—	(15,281)
Amortization of premium and accretion of discount, net	223	—	223
Net realized gains	14	—	14
Net change in unrealized appreciation/(depreciation)	2,240	103	2,343
Balance, December 31, 2025	$339,498	$1,353	$340,851
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2025	$2,240	$103	$2,343

The Company did not have any transfers between levels during the period from the Inception Date to December 31, 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2025:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$339,498	Income Method	Discount Rate	7.8% to 10.5%	8.9%	Decrease
Equity	$1,353	Market Method	EBITDA Multiple	7.8x to 8.8x	8.3x	Increase

* Weighted based on fair value

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

4.
Agreements and Related Party Transactions

Advisory Agreement: On November 3, 2025, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with TCW PT Management Company LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Advisor.

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Advisor a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Adviser will:

•
determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identify, evaluate and negotiate the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determine the assets the Company will originate, purchase, retain or sell;
•
close, monitor and administer the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provide the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company pays to the Adviser, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred units, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated.

For the period from the Inception Date to December 31, 2025 Management Fees incurred were $123, of which $123 remained payable as of December 31, 2025.

In addition, the Advisor will receive an incentive fee (the “Incentive Fee”) that will consist of two parts, as follows:

Incentive Fee Based on Income

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

The portion of the Incentive Fee based on the Company’s income (the “Investment Income Incentive Fee”) is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter.

We will pay the Advisor an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

(a)
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
(b)
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.86% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
(c)
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.86% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are payable to the Advisor.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee is based on the Company’s capital gains (the “Capital Gains Incentive Fee”) and is payable at the end of each calendar year in arrears.

The amount payable equals:

(d)
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid capital gains incentive fees.

For the period from the Inception Date to December 31, 2025 the Company did not incur any Incentive Fees. The Company has not made any incentive fee payments to the Advisor and as of December 31, 2025, the Company's incentive fee payable to the Advisor was $0.

Sub-Advisory Agreement: On November 3, 2025, the Company entered into the Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) with PNC Steel City Advisors, LLC (the “Sub-Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Sub-Advisory Agreement became effective upon its execution. Unless earlier terminated, the Sub-Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Sub-Advisory Agreement will automatically terminate in the event of a termination of the Advisory Agreement.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

The Sub-Advisor will be responsible for, among other things: originating loan opportunities sourced through PNC Capital Markets LLC (“PNCCM”), an affiliate of PNC, relying on PNC’s network; coordinating with the Advisor’s Investment Committee on investment recommendations; and providing such support as necessary in connection with the ongoing monitoring, evaluation and valuation of portfolio investments. The Sub-Advisor will also participate in loan and portfolio reviews.

Under the Sub-Advisory Agreement, while the Advisor will collaborate with the Sub-Advisor in performing several services and functions, the Advisor retains responsibility for making the final investment and divestment decisions for the Company.

The Sub-Advisor’s services under the Sub-Advisory Agreement are not exclusive, and subject to the limitations set forth in the Declaration of Trust and the Sub-Advisory Agreement, the Sub-Advisor may also engage in any other business or render similar or different services to others. Pursuant to the Sub-Advisory Agreement, the Advisor will pay, out of the Management Fees and Incentive Fees it receives from the Company, the Sub-Advisor a sub-advisory fee in exchange for the services provided thereunder.

Administration Agreement: On November 3, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator will oversee the maintenance of the Company’s financial records and otherwise assist with the Company’s compliance with BDC and RIC rules, monitor the payment of expenses, oversee the performance of administrative and professional services rendered to the Company by others, be responsible for the financial and other records that the Company is required to maintain, prepare and disseminate reports to the Shareholders and reports and other materials to be filed with the SEC or other regulators, assist the Company in determining and publishing (as necessary or appropriate) its net asset value, oversee the preparation and filing of tax returns, generally oversee the payment of expenses and provide such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement will be equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The amounts paid pursuant to the Administration Agreement are subject to Company Expenses Limitation (as defined herein). The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

The Administration Agreement provides that neither the Administrator, nor any director, officer, agent or employee of the Administrator, shall be liable or responsible to the Company or any of the Shareholders for any error of judgment, mistake of law or any loss arising out of any investment, or for any other act or omission in the performance by such person or persons of their respective duties, except for liability resulting from willful misfeasance, bad faith, gross negligence, or reckless disregard of their respective duties. The Company will also indemnify the Administrator and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly its Shareholders, will bear all costs, expenses and liabilities, other than Advisor Expenses or Sub-Advisor Expenses (each as defined below) (which shall be borne by the Advisor and Sub-Advisor, respectively), in connection with our operations, administration and transactions or prospective transactions (“Company Expenses”), including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Shares; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Advisor or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners, and other similar professionals; provided, that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g)expenses related to sales and purchases of Common Shares and other securities; (h) Management Fees, Incentive Fees and sourcing fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Shares to the extent not borne by the relevant transferring Shareholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) Independent Trustees’ fees and expenses and the costs associated with convening a meeting of our Board of Trustees or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Shareholders or holders of any Preferred Shares, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Advisor costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Declaration of Trust or Investment Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

4.
Agreements and Related Party Transactions (Continued)

“Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Advisor or any of its affiliates, including us, in connection with maintaining and operating the Advisor’s office, including salaries and other compensation(including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing investment management services for us. Advisor Expenses shall also include any expenses incurred by the Advisor or its affiliates in connection with the Advisor’s registration as an investment adviser under the Advisers Act, or with its compliance as a registered investment adviser thereunder.

“Sub-Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Sub-Advisor in furtherance of providing investment advisory services to us other than organizational expenses or the Company Expenses set forth above.

All Advisor Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Advisor or its affiliates. All Sub-Advisor Expenses and all expenses of the Company that the Company will not bear, as set forth above, will be borne by the Sub-Advisor or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025:

			December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2031	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	45
CloudOne Digital Corp.	Revolver	August 2031	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	105
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	3,846	31
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2031	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	22
Total			$80,872	$564

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

6.
Net Assets

The Company's Common Share activity for the period from the Inception Date to December 31, 2025 was as follows (See Note 1):

For the period from February 5, 2025 (Inception) to December 31, 2025

Common shares at beginning of period	—
Common shares issued and committed during the period	6,014,515
Common shares and committed at end of period	6,014,515

No deemed distributions and contributions were processed during the the period from the Inception Date to December 31, 2025.

7.
Credit Facilities

On April 21, 2025, the Company entered into a secured revolving credit agreement (the “Subscription Based Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and Versailles Assets LLC as committed lender. The Subscription Based Credit Agreement provides for a revolving credit line of up to $90,000 (the “Maximum Commitment”) (the “Subscription Based Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) 90% of certain eligible contributions of Included Investors (based on credit ratings as defined in the Subscription Based Credit Agreement), (b) 65% of certain eligible contributions of Designated Investors (based on credit ratings as defined in the Subscription Based Credit Agreement), and (c) 65% of certain eligible contributions of Special Included Investors (based on credit ratings as defined in the Subscription Based Credit Agreement). The Subscription Based Credit Agreement is generally secured by the Borrowing Base assets.

The Subscription Based Credit Facility has an initial commitment of $90,000 and may be periodically increased in amounts designated by the Company, up to an aggregate amount of $500,000. The maturity date of the Subscription Based Credit Facility is April 21, 2027, unless such date is extended at the Company's option for a term of up to 12 months per such extension. Borrowings under the Subscription Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 1.10% or (b) adjusted SOFR rate calculated in a customary manner plus 2.10%.

On August 28, 2025, the Maximum Commitment increased to $200,000.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2025, the Company was in compliance with such covenants.

On October 24, 2025, the Company entered into the First Amendment to the Subscription Based Credit Facility (“Amendment No. 1”). Amendment No. 1 allows for the Company to draw on the credit facility on the same date as the request to draw.

On December 16, 2025, the Company entered into the Second Amendment to the Subscription Based Credit Facility (“Amendment No. 2”). Amendment No. 2 temporarily increased the Maximum Commitment to $250,000 until January 30, 2026 (the “Scheduled Reduction Date”) at which time the Maximum Commitment will be reduced to $200,000. If, on the Scheduled Reduction Date, the outstanding principal balance exceeds the Maximum Commitment, the Company shall pay such excess to the administrative agent for the benefit of the lenders.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

7.
Credit Facilities (Continued)

As of December 31, 2025, the Available Commitment under the Subscription Based Credit Agreement was $26,215.

As of December 31, 2025, the amounts outstanding under the Subscription Based Credit Facility were $223,785. The carrying amount of the Subscription Based Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Fund details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Subscription Based Credit Facility.

As of December 31, 2025, borrowings under the Subscription Based Credit Facility consisted entirely of revolving credit facilities.

Costs associated with the revolving credit lines are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the Company's Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan.

As of December 31, 2025, $1,166 of deferred financing costs related to the revolving credit line had yet to be amortized.

The summary information regarding the Subscription Based Credit Facility for the period from the Inception Date to December 31, 2025 was as follows:

For the period from February 5, 2025 (Inception) to December 31, 2025
Credit facilities interest expense	$3,201
Undrawn commitment fees	256
Administrative fees	47
Amortization of deferred financing costs	453
Total	$3,957
Weighted average interest rate	6.45%
Average outstanding balance	$70,134

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and also intends to elect to be treated as a RIC under the Code and will make such an election beginning with the taxable year ending December 31, 2025. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

8.
Income Taxes (continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

2025
Cost of investments for federal income tax purposes	$721,786
Unrealized appreciation	$2,831
Unrealized depreciation	$(487)
Net unrealized (depreciation) appreciation on investments	$2,344

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2025. These differences result from differences in accounting for partnership interests prior to Conversion:

2025
Common Unitholders tax reclassification	$314
Undistributed net investment (loss) income	$(300)
Accumulated net realized gain (loss)	$(14)

The tax character of shareholder distributions attributable to the period ended December 31, 2025 was as follows:

2025
Ordinary income	$1,671
Long-term capital gain	$—
Return of capital	$314

The tax components of distributable earnings on a tax basis for the period ended December 31, 2025:

2025
Net tax appreciation (depreciation)	$1,780
Other cumulative effect of timing differences	$(3,022)

As of December 31, 2025, the Company had a net long-term capital loss carryforward of $0 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits as of December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed”

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

9.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in net assets from operations, changes in net assets from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as net assets, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

10.
Financial Highlights

Selected data for a share outstanding throughout the period from the Inception Date to December 31, 2025 is presented below.

For the period from February 5, 2025 (Inception) to December 31, 2025(1)
Net Asset Value Per Share, post Conversion on November 3, 2025	$20.00

Net Asset Value Per Share, Inception Date(2)	$19.95
Income from Investment Operations:
Net investment income	(0.17)
Net realized and unrealized gain	0.29
Total income from investment operations	0.12
Less Distributions:
From net investment income	(0.27)
Return of Capital	(0.05)
Total distributions	(0.32)
Offering Costs pre-Conversion	(0.01)
Net Asset Value Per Share, End of Period	$19.74
Shareholder Total Return(3)	0.60%
Shareholder IRR after all fees and expenses(4)	1.82%
Ratios and Supplemental Data
Net Assets, end of period	$118,724
Common Shares outstanding, end of period	6,014,515
Ratios based on average net assets:
Ratio of total expenses to average net assets(5)	20.07%
Ratio of financing cost to average net assets(6)	6.66%
Ratio of net investment income to average net assets(6)	1.04%
Credit facility payable	223,785
Asset coverage ratio	1.53
Portfolio turnover rate(6)	10.44%
(1)
Per share data was calculated using the number of Common Shares issued and outstanding as of December 31, 2025.
(2)
The beginning net assets per share assumes the Conversion occurred on the Inception Date.
(3)
The Total Return for the period from Inception Date to December 31, 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Shareholders during the period. The return does not reflect sales load and is net of management fees and expenses.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except share data)

December 31, 2025

10.
Financial Highlights (continued)

(4)
The Internal Rate of Return (“IRR”) since inception for the Common Shareholders, after management fees, financing costs and operating expenses is 1.82% through December 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Shareholders) and the net assets (residual value) of the common equity account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized except for organizational costs.
(6)
Not annualized.
11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 5, 2026, the Company received $120,000 from capital call proceeds, relating to the issuance of 6,079,158 Common Shares.

On January 23, 2026, TSC BDC Financing 1 LLC (the “Borrower” or “TSC BDC Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company entered into a senior secured credit facility (the “Asset Based Credit Facility” fka the “January 2026 Credit Facility” and together with the Subscription Based Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with Barings Direct Investments LLC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Barings Direct Investment Inc., as collateral agent and collateral administrator. The Asset Based Credit Facility includes a delayed draw term loan with a maximum commitment of $450,000 and a revolving loan with a maximum commitment of $25,000. The delayed draw term loan matures on January 23, 2036 and the revolving loan matures on January 23, 2029. The Company paid a total of $5,293 in financing costs in connection with the Asset Based Credit Facility.