Form 10-K/A
period 2025-12-31
TCW Steel City Senior Lending BDC
filed 2026-04-30
CIK 2043133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
936-2275
Not applicable
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Securities Exchange Act of 1934). Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
As of December 31, 2025, there was no established public market for the Registrant’s common shares.
The number of the Registrant’s common shares outstanding at April 29, 2026 was 12,093,673.
Documents Incorporated by Reference
None.
Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

EXPLANATORY NOTE
TCW Steel City Senior Lending BDC (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to the Company’s annual report on Form
10-K
for the year ended December 31, 2025 (the “Form
10-K”),
filed with the Securities and Exchange Commission on March 26, 2026 (the “Original Filing”).
The Company is filing this Amendment to include the information required by Items 10 through 14 of Part III of Form
10-K
that was previously omitted from the Original Filing.
Except as set forth in this Amendment, no other changes have been made to the Form
10-K.

i

TCW STEEL CITY SENIOR LENDING BDC

FORM 10-K/A FOR THE YEAR ENDED December 31, 2025

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs are managed under the direction of its board of trustees (the “Board of Trustees” or the “Board”). The majority of the members of the Company’s Board of Trustees will at all times consist of trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW PT Management Company LLC (the “Advisor”) or any of their respective affiliates (the “Independent Trustees”).

Board of Trustees

The Board of Trustees has ultimate authority over the Company’s operations, but delegates the authority to manage the Company’s assets to the Advisor. The Board of Trustees currently consists of seven members. Five members of the Board are Independent Trustees and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

Duties of Officers and Trustees

The Company’s Amended and Restated Declaration of Trust (the “Declaration of Trust”) provides that the Company’s business and affairs will be managed under the direction of the Board of Trustees, which will have the power to appoint the Company’s officers. On a regular basis, the Board of Trustees will primarily be responsible for the determination of the NAV of the Company’s Class I Shares of beneficial interest (the “Common Shares”), with the option to delegate the determination of the NAV to any officer of the Company or any other person or persons.

Election of Trustees

The Declaration of Trust provides that the affirmative vote of the holders of a plurality of the outstanding Common Shares entitled to vote in the election of trustees cast at a meeting of Shareholders duly called and at which a quorum is present will be required to elect a trustee. To the extent required by the 1940 Act, at any time when there are outstanding preferred shares of the Company (the “Preferred Shares”), holders of the Preferred Shares (the “Preferred Shareholders”) shall have the right, as a class, to elect (i) two additional trustees to the Board, but shall not elect or vote for the other trustees, and (ii) if and for so long as dividends on the Preferred Shares are unpaid in an amount equal to two full years of dividends on the Preferred Shares, a majority of the trustees.

Number of Trustees; Vacancies; Removal

The Declaration of Trust provides that the number of trustees will be set only by the Board of Trustees. The Declaration of Trust provides that a majority of a quorum of the entire Board of Trustees may at any time increase or decrease the number of trustees. However, the number of trustees may never be less than one or more than twelve unless the Declaration of Trust is amended, in which case the Company may have more than twelve trustees but never less than one. The Declaration of Trust provides any and all vacancies on the Board of Trustees may be filled only by the affirmative vote of a majority of the remaining trustees in office, even if the remaining trustees do not constitute a quorum, and any trustee elected to fill a vacancy will serve for the remainder of the full term of the trusteeship in which the vacancy occurred and until a successor is duly elected and qualifies, subject to any applicable requirements of the 1940 Act.

The Declaration of Trust provides that a trustee elected by the Shareholders may be removed only for cause, as defined therein, and then only by the affirmative vote of two-thirds of the remaining Trustees (provided that the aggregate number of Trustees after such removal shall not be less than two) or the holders of 66 2/3% of the then outstanding authorized Common Shares entitled to vote.

Trustees

The following table provides information concerning each of the Trustees:

Name	Age	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) during Past Five Years	Number of Portfolios in Fund Complex(1) Overseen by Trustee	Other Non-Affiliated Directorships Held by Trustee During Past Five Years
Independent Trustees

David R. Adler	61	Trustee since November 2025	Chief Executive Officer of Adler Asset Management, LLC.	8	None

Sheila A. Finnerty	60	Trustee since November 2025	Presently retired. Previously Executive Managing Director at Liberty Mutual Insurance.	7	3

Saverio M. Flemma	63	Trustee since November 2025	Founder and President of SF Advisors LLC. Previously, a Senior Banker at Drexel Hamilton, LLC commencing 2016.	7	1

R. David Kelly	62	Lead Trustee since November 2025	Chairman and CEO of Croesus & Company.	7	3

Andrew W. Tarica	66	Trustee since November 2025	Chief Executive Officer of Meadowbrook Capital Management since 2001. Also acts as head of fixed income proprietary trading for Cowen Prime Services.	37	None

Interested Trustees

Richard T. Miller	63	President, Trustee since November 2025	Group Managing Director, Head of Private Credit of TCW (since 2012).	7	None

David C. Wang	49	Chief Operating Officer, Trustee since November 2025	Group Managing Director, Deputy Head of Private Credit of TCW (since 2013).	7	None

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, the Advisor, or that have an investment adviser that is an affiliated person of the Advisor. As a result, the Fund Complex includes the Company, TCW Direct Lending LLC, TCW Direct Lending VII LLC, TCW Direct Lending VIII LLC, TCW Star Direct Lending LLC, TCW Specialty Lending IX LLC, TCW Specialty Lending LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

*	Designates individuals who are “interested persons” of the Company, as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), because of affiliations with the Advisor.

Additional Information Regarding the Board and its Committees

Information about Each Trustee’s Qualifications, Experience, Attributes or Skills

The Board believes that each of the Trustees has the qualifications, experience, attributes and skills (“Trustee Attributes”) appropriate to serve as a Trustee of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table and biographical information above. The Trustees have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Trustees. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Company’s audit committee (the “Audit Committee”) are reviewed.

In addition to the information provided in the table above, below is certain additional information regarding each Trustee and certain of their Trustee Attributes. Although the information provided herein is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Trustee possesses to demonstrate that the Trustees have the appropriate Trustee Attributes to serve effectively as Trustees of the Company. Many Trustee Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to shareholder interests. In conducting its self-assessment, the Board determines whether the Trustees have the appropriate Trustee Attributes and experience to serve effectively as Trustee of the Company.

Independent Trustees

David R. Adler

David R. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. He also spent over twenty-four years in Investment Banking at BofA Merrill Lynch in the Financial Institutions Investment Banking Group and at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

Sheila A. Finnerty

Sheila A. Finnerty served as an Executive Managing Director at Liberty Mutual Insurance, a Fortune 100 Company, until her retirement. She has 34 years of experience and is widely respected as a successful investor and strong partner both in the financial markets and in business strategy. As an investor at both Liberty Mutual Investments and Morgan Stanley Investment Management, Sheila successfully managed leveraged finance and alternative credit portfolios as well as being an active member of the internal Investment Committee and the leadership teams that oversaw asset allocation and strategy for these businesses. Prior to joining Liberty Mutual, Sheila held several roles at Morgan Stanley Investment Management (MSIM) including Managing Director as Global Head of High Yield Investments as well as Head of Leveraged Loan Investments. Ms. Finnerty serves as an Independent Board Member for Vista Credit Partners. She is a member of the Board of Trustees of Manhattanville College and serves on the Philanthropy Committee of the May Institute. Sheila is a strong proponent of diversity and inclusion initiatives and is a founding member of Women in Alternative Debt. Ms. Finnerty is a 1988 graduate of The New York University Stern School of Business and a 1986 graduate of Manhattanville College. She is a Charter Holder of the CFA Institute.

Saverio M. Flemma

Saverio M. Flemma is the founder and President of SF Advisors LLC, a financial advisory firm. He advises companies and business owners on capital structure and financing-related issues as well as company sales. Prior to SF Advisors, Mr. Flemma was a Senior Banker at Drexel Hamilton, LLC, an investment banking and securities brokerage firm. Mr. Flemma joined Drexel Hamilton in 2016 and was responsible for advising on mergers and acquisitions and capital raising transactions. Previously, Mr. Flemma served as a Managing Director in Investment Banking at Deutsche Bank Securities, Chase Securities and Banc of America Securities. Mr. Flemma earned a B.A. in Economics from Rollins College.

R. David Kelly

R. David Kelly has investment experience serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Mr. Kelly is the managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate financial services and venture capital, which he founded in 2010. Mr. Kelly serves as Lead Independent Director on the boards of directors of TCW Direct Lending VII LLC, TCW Direct Lending VIII LLC and TCW Star Direct Lending LLC. He also serves as Lead Director on the board of directors of Invesco’s INREIT and is an at large director of Ashton Woods Homes. He also serves as an Independent Director of Acadia Healthcare. Mr. Kelly serves on the Governing Body of the Children’s Medical Center of Dallas, serving on the Finance Operating and Investment Committees. Mr. Kelly served as Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017. He also served as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University.

Andrew W. Tarica

Andrew W. Tarica is the founder and CEO of Meadowbrook Capital Management (“MCM”), a fixed income credit asset management business he founded in 2001. Prior to founding MCM, he was the global head of the high grade corporate bond department at Donaldson, Lufkin & Jenrette from 1992 to 1999. From 1990 to 1992 he ran the investment grade sales and trading department at Kidder Peabody. He began his career at Drexel Burnham in 1983 in the investment grade trading area, where he eventually became the head of trading. He is a member of the boards of directors of TCW Funds, Inc., TCW Strategic Income Fund, TCW Direct Lending VII LLC, TCW Direct Lending VIII LLC, TCW Specialty Lending LLC, TCW Specialty Lending IX LLC and TCW Star Direct Lending LLC and Chairman of the TCW/MetWest Mutual Funds board. Mr. Tarica is a graduate of Northeastern University.

Interested Trustees

Richard T. Miller

Richard T. Miller serves as Group Managing Director, Chief Investment Officer and Chairman of the Investment Committee of TCW Private Credit and Co-Portfolio Manager of the Specialty Lending, Rescue and TCW Steel City Strategies. Mr. Miller joined TCW in 2013 with the acquisition of the Special Situations Funds Group from Regiment Capital Advisors, LP which he led since the group’s inception in 2001. Mr. Miller has over 30 years of experience in the capital markets and previously in high yield research, focusing primarily on the Metals and Mining sector. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the Head of High Yield Research at BankBoston Securities and in 1999, Mr. Miller joined UBS as a Managing Director and Head of the Global High Yield Research Group. Mr. Miller currently serves as an ex officio Trustee of the University of Rochester Endowment and is a former Trustee of the Nativity Preparatory School and the Dexter Southfield School. Mr. Miller received his BS from Syracuse University and his MBA from the University of Rochester.

David C. Wang

David C. Wang serves as Group Managing Director and Deputy Head of TCW Private Credit. Prior to joining TCW in 2013, Mr. Wang served as Director in the Capital Solutions Group at Houlihan Lokey and served as Vice President with Libra Securities and U.S. Bancorp Libra, affiliated investment banking firms. He has also previously served as Chief Financial Officer leading the global restructuring of a publicly-traded financial information provider and the turnaround of a privately-held metals manufacturer. Mr. Wang serves or has previously served on the boards of Electronic Recyclers International, Kentucky Electric Steel, Lyris, Inc., the Center for Duchenne Muscular Dystrophy at UCLA and the California Science Center. Mr. Wang is a graduate of The Wharton School at the University of Pennsylvania where he received a BS in Economics.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the Company’s Investment Advisory Agreement. Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual Trustee is one of oversight, and not of management, of the day-to-day affairs of the Company.

The Board currently consists of seven Trustees, five of whom are Independent Trustees. As part of each regular Board meeting, the Independent Trustees meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

The Independent Trustees have designated a lead Independent Trustee who has authority and specific responsibilities regarding (i) meetings and executive sessions; (ii) liaison between the Independent Trustees and management; (iii) oversight of information provided to the Board; (iv) legal advisors and consultants retained by the Independent Trustees; (v) Board evaluation and leadership; and (vi) investor communication. R. David Kelly is the lead Independent Trustee.

Board Oversight of Risk Management

The Board oversees the services provided by the Advisor, including certain risk management functions. Risk management is a broad concept composed of many disparate elements (such as, for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Consequently, Board oversight of different types of risks is handled in different ways, and the Board implements its risk oversight function both as a whole and through Board committees. In the course of providing oversight, the Board and its committees receive reports on the Company’s activities, including regarding the Company’s investment portfolio and its financial accounting and reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with representatives of the Company and the Advisor, to receive reports regarding the management of the Company, including certain investment and operational risks, and the Independent Trustees are encouraged to communicate directly with senior management.

The Company believes that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate. Management believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond any control of the Company or the Advisors, any affiliates of the Advisors, or other service providers.

Committees of the Board of Trustees

The Company’s Board of Trustees has two committees: the Audit Committee and the special transactions committee (“Special Transactions Committee”).

The Board of Trustees also has the authority to form additional committees of the Board of Trustees from time to time to the extent that it determines that it is appropriate to do so.

Audit Committee

The Audit Committee operates pursuant to a charter that has been approved by the Board of Trustees. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor), reviewing the independence of the Company’s independent accountants and reviewing the adequacy of the Company’s internal control over financial reporting, as well as establishing guidelines and making recommendations to the Board of Trustees regarding the valuation of the Company’s assets for which market quotations are not readily available. The members of the Audit Committee are David R. Adler, Saverio M. Flemma, Sheila A. Finnerty, R. David Kelly and Andrew W. Tarica, each of whom is an Independent Trustee. Saverio M. Flemma serves as the chairman of the Audit Committee, and has been designated by the Company’s Board of Trustees as an “Audit Committee financial expert” under the rules of the SEC.

Nominating Committee

The Company does not have a nominating committee or a charter relating to the nomination of trustees. Decisions on trustee nominees are made through consultation among the Independent Trustees. The Independent Trustees consider possible candidates to fill vacancies on the Board, review the qualifications of candidates, and recommend the trustee nominees to be proposed for election. The Independent Trustees believe that they can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. The Independent Trustees have not adopted any specific policies or practices to determine nominations for the Company’s trustees other than as described herein and as set forth in the Declaration of Trust and Bylaws. The Independent Trustees have not utilized the services of any third party to assist in identifying and evaluating trustee nominees.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Advisor, pursuant to the Investment Advisory Agreement, has been separately approved by a majority of the Independent Trustees. In addition, the compensation paid to the Independent Trustees is established and approved by the Independent Trustees.

Special Transactions Committee

The Special Transactions Committee is comprised of David R. Adler, Saverio M. Flemma, Sheila A. Finnerty, R. David Kelly and Andrew W. Tarica, each of whom is considered an Independent Trustee. The Special Transactions Committee is responsible for reviewing and making certain findings in respect of co-investment transactions under the conditions of the exemptive relief that the Advisor has obtained from the SEC as well as certain other matters pertaining to actual or potential conflicts of interest.

Board of Trustees and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2025:

	Meetings Held	Actions by Written Consent
Board of Trustees	2	0
Audit Committee	0	0
Special Transactions Committee	0	0

All Trustees attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company is not required to hold annual meetings and does not currently have a policy with respect to Board member attendance at annual meetings.

Executive Officers Who Are Not Trustees

The officers of the Company are appointed and elected by the Board. The Board has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until her or his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2025. The following table and biographies set forth information concerning each officer of the Company as of the date hereof:

Name	Age	Position(s)
Andrew Kim*	47	Chief Financial Officer and Treasurer
Christopher D. Marzullo*	57	Chief Compliance Officer
Joseph Magpayo*	61	Secretary

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Advisor.

Andrew Kim

Andrew Kim is a Managing Director in the Client and Fund Reporting group focusing on financial reporting and operations for the Private Credit Group. He joined TCW in March 2020. Prior to joining TCW, Mr. Kim was the Chief Financial Officer of a boutique investment fund focused on structured lending and private credit. Prior to that role, he was the Vice President of Finance at Tennenbaum Capital Partners which focused on direct lending, primarily investing in leveraged loans through various complex fund structures. He holds a BS of Finance from the University of Illinois at Urbana-Champaign and an accounting certificate from UCLA. In addition, he is a CFA Charterholder.

Christopher D. Marzullo

Christopher D. Marzullo is the Interim Chief Compliance Officer for TCW. In this role, he is responsible for directing and managing all compliance affairs for TCW globally. Prior to joining TCW in July 2025, Mr. Marzullo served as the General Counsel and Chief Compliance Officer at Brandywine Global Investment Management where he was responsible for overseeing and managing all legal and compliance matters globally for the past 17 years. Before joining Brandywine Global, he was Associate General Counsel with Legg Mason, responsible for providing legal and compliance advice to Legg Mason’s various investment advisor subsidiaries. Mr. Marzullo began his career as a trial attorney in Baltimore. Mr. Marzullo earned his BS in Industrial and Labor Relations from Cornell University and his JD magna cum laude from the University of Baltimore School of Law.

Joseph Magpayo

Joseph Magpayo manages the Client Services operations teams with responsibilities including wrap fee SMA and mutual fund operations, sales and marketing analytics, client relationship management (CRM) administration, request for proposals (RFP), and consultant databases. He has supervisory responsibilities as a Registered Principal over the Private Client Services group, and is also responsible for vendor management over several of TCW’s key outsourcing partners. He has extensive operational, organizational, and people management expertise. Mr. Magpayo joined TCW in 1991. He earned a BA in History from St. Mary’s College, an MA in American Studies from Pepperdine University, and an MBA with a Strategic Management emphasis from Azusa Pacific University.

Code of Ethics

The Company, the Advisor and Sub-Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

There is no family relationship between any of the Company’s current officers or Trustees. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of the Company’s officers or Trustees from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or Trustees of any corporation or entity affiliated with the Company so enjoined.

Shareholder Communications with Board of Trustees

Shareholders may send communications to the Board of Trustees. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Steel City Senior Lending BDC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire Board of Trustees, the Independent Trustees as a group or an individual Trustee. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Trustees and executive officers, and any persons holding more than 10% of the Common Shares, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Advisor or the Sub-Advisor, pursuant to the terms of the Investment Advisory Agreement. Therefore, the Company’s day-to-day investment operations are managed by the Advisor, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Advisor.

None of the Company’s executive officers receive direct compensation from the Company. Under the Administration Agreement with the Advisor (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW PT Management Company LLC (the “Administrator”), for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Advisor, may be entitled to a portion of any profits earned by the Advisor, which includes any fees payable to the Advisor under the terms of the Investment Advisory Agreement, less expenses incurred by the Advisor in performing its services under the Investment Advisory Agreement. The Advisor may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Trustees

Each of the Company’s Independent Trustees receives an annual retainer fee of $60,000, payable once per year, if the Independent Trustee attends at least 75% of the meetings held during the previous year. In addition, each Independent Trustee receives $2,000 for each Board meeting in which they participate. Each Independent Trustee is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

Each Independent Trustee also receives $800 for each meeting of the Audit Committee in which they participate. With respect to each Audit Committee meeting not held concurrently with a Board meeting, each Independent Trustee is reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, each of the chairperson of the Audit Committee and any lead Independent Trustee will receive an annual retainer of $12,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2025, to the Independent Trustees. No compensation is paid to Trustees who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Trustee	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$32,000
Sheila A. Finnerty	$32,000
Saverio M. Flemma	$38,000
R. David Kelly	$38,000
Andrew W. Tarica	$32,000

Security Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Trustee of the Company and of all funds overseen by each Trustee in the Fund Complex. The cost of each Trustee’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2025. The information as to beneficial ownership is based on statements furnished to the Company by each Trustee.

Name	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Independent Trustees
David R. Adler	N/A	Over $	100,000
Sheila A. Finnerty	N/A	Over $	100,000
Saverio M. Flemma	N/A	Over $	100,000
R. David Kelly	N/A	Over $	100,000
Andrew W. Tarica	N/A	Over $	100,000
Interested Trustees
Richard T. Miller	N/A	Over $	100,000
David C. Wang	N/A	Over $	100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following sets forth, as of April 29, 2026, the beneficial ownership of Company Common Shares by trustees, officers and persons owning beneficially 5% or more of the outstanding Common Shares:

Name and Address	Amount of Shares Beneficially Owned and Nature of Ownership(1)	Percentage of Class Owned(1)
Independent Trustees
David R. Adler	—	—
Sheila A. Finnerty	—	—
Saverio M. Flemma	—	—
R. David Kelly	—	—
Andrew W. Tarica	—	—
Interested Trustees
Richard T. Miller	—	—
David C. Wang	—	—
Officers
Andrew Kim	—	—
Christopher D. Marzullo	—	—
Joseph Magpayo	—	—
Other Beneficial Owners
USAA Pension Trust 9800 Fredericksburg Road San Antonio, Texas 78288	1,355,601	22.54%
Nationwide Life Insurance Company One Nationwide Plaza Columbus, Ohio 43215	1,226,610	20.39%
Nationwide Mutual Insurance Company One Nationwide Plaza Columbus, Ohio 43215	408,870	6.80%
Private Credit Fund C LP 515 S Flower Street Los Angeles, California 90071	2,728,721	45.37%

*	Less than 1%
(1)

The number of Common Shares are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Common Shares as to which a person has sole or shared voting power or investment power and any Common Shares which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 12,093,673 Common Shares outstanding, which reflects the number of Common Shares issued and outstanding as of April 29, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisor

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

Investment Management and Advisory Agreement; Administration Agreement

On November 3, 2025, the Investment Advisory Agreement and Administration Agreement were approved by our Board of Trustees. Pursuant to the Investment Advisory Agreement with our Advisor, we will pay Management Fees and Incentive Fees to the Advisor, and pursuant to the Administration Agreement with the Administrator, we will make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement.

Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period from their effective date to the second anniversary of such effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of our Board of Trustees, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Trustees. The Investment Advisory Agreement will automatically terminate in the event of an assignment by the Advisor, see “Item 1A. Risk Factors—Dependence on Key Personnel and Other Management” and the Administration Agreement will automatically terminate in the event of an assignment by the Administrator. Notwithstanding the foregoing, each of the Investment Advisory Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our trustees, or by the Advisor or Administrator (as applicable). If the Investment Advisory Agreement is terminated according to this paragraph, we will pay the Advisor a pro-rated portion of the Management Fee (as defined in the Investment Advisory Agreement) and Incentive Fee (as defined in the Investment Advisory Agreement).

The total Management Fee earned by the Advisor for the year ended December 31, 2025 was $122,993.

Relationship with the Advisor and Potential Conflicts of Interest

We, the Advisor, and our respective direct or indirect members, partners, officers, trustees, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with our activities and investments. For example, the terms of the Advisor’s management and incentive fees may create an incentive for the Advisor to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure.

The Private Credit Group is separated from those partners and employees of the Advisor and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Private Credit Group. In addition, the Advisor’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to ours.

The respective members of the senior management and investment teams of the Advisor and the Investment Committee of the Advisor serve or may serve as officers, trustees, directors, principals or investment committee members of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Advisor or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of the Shareholders. For example, Mr. Miller and the other members of the Investment Committee have management responsibilities for other investment funds, accounts or other investment vehicles managed by the Advisor or its affiliates.

Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Advisor concurrently manages accounts that are pursuing an investment strategy similar to our strategy, and we may compete with these and other entities managed by affiliates of the Advisor for capital and investment opportunities. As a result, those individuals at the Advisor may face conflicts in the allocation of investment opportunities between us and other investment funds or accounts advised by principals of, or affiliated with, the Advisor. The Company and the Advisor have received an exemptive order from the SEC that permits the Company to co-invest with affiliates of the Advisor, including private funds managed by the Advisor, if the Board of Trustees determines that it would be advantageous for the Company to co-invest with other funds managed by the Advisor or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Trustees and officers are directors or officers of the Advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$118,752	$––	$––	$––

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services to the Company’s service providers, including the Advisors and their respective affiliates, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List separately all financial statements filed

The consolidated financial statements are listed on page F-1 and commence on page F-3 of the Original Filing.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on October 10, 2025).

3.2	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025).

3.3	Certificate of Trust (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form8-K, as filed with the Securities and Exchange Commission on November 5, 2025).

3.4	Amended and Restated Declaration and Agreement of Trust, dated as of January 23, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.1	Investment Advisory and Management Agreement, dated November 3, 2025, by and between the Company and TCW PT Management Company LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.2	Investment Sub-Advisory Agreement, dated November 3, 2025, by and between the Company and PNC Steel City Advisors, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.3	Administration Agreement, dated November 3, 2025, by and between the Company and TCW Asset Management Company, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.4	Revolving Credit Agreement dated as of April 21, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.5	First Amendment to Revolving Credit Agreement dated as of October 24, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.6	Second Amendment to Revolving Credit Agreement dated as of December 16, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

10.7	Loan and Servicing Agreement dated as of January 23, 2026, by and amount Barings Direct Investments LLC, as administrative agent for the lenders, (in such capacity, the Administrative Agent), and City National Bank, as Revolving Administrative Agent, and the Facility Servicer, Portfolio Asset Servicer, and Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

21.1	Subsidiaries of TCW Steel City Senior Lending BDC (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2026).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW STEEL CITY SENIOR LENDING BDC

Date: April 30, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer (Principal Financial and Accounting Officer)