Form 10-Q
period 2026-03-31
TCW Steel City Senior Lending BDC
filed 2026-05-13
CIK 2043133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable

Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2026, there was no established public market for the Registrant’s common shares. The number of the Registrant’s common shares outstanding at May 13, 2026 was 12,093,674.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STEEL CITY SENIOR LENDING BDC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Schedule of Investments as of March 31, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	7
	Consolidated Statement of Operations for the three months ended March 31, 2026 (unaudited) and for the period from February 5, 2025 (Inception) to March 31, 2025 (unaudited)	8
	Consolidated Statement of Changes in Members’ Capital for the three months ended March 31, 2026 (unaudited) and for the period from February 5, 2025 (Inception) to March 31, 2025 (unaudited)	9
	Consolidated Statement of Cash Flows for the three months ended March 31, 2026 (unaudited)	11
	Notes to Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		46

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Building Products
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.33% (SOFR + 4.75%, 1.75% Floor)	16.1%	$39,700,704	10/01/31	$39,307,165	$39,303,697
				16.1%			39,307,165	39,303,697
Capital Markets
	Tidal Investments LLC	08/29/25	Term Loan - 8.70% (SOFR + 5.00%, 1.50% Floor)	18.7%	45,423,913	08/29/30	44,878,003	45,605,609
				18.7%			44,878,003	45,605,609
Construction Materials
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.41% (SOFR + 4.75%, 0.75% Floor)	15.3%	37,556,818	10/01/32	37,291,045	37,444,148
				15.3%			37,291,045	37,444,148
Electrical Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.20% (SOFR + 4.50%, 0.75% Floor)	0.6%	1,375,000	09/05/31	1,375,000	1,373,625
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.20% (SOFR + 4.50%, 0.75% Floor)	16.6%	40,523,438	09/05/31	40,073,960	40,482,914
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.20% (SOFR + 4.50%, 0.75% Floor)	1.0%	2,500,000	09/05/31	2,500,000	2,497,500
				18.2%			43,948,960	44,354,039
Food Products
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 8.92% (SOFR + 5.25%, 1.00% Floor)	0.4%	1,045,773	05/06/31	1,045,773	1,039,498
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 8.92% (SOFR + 5.25%, 1.00% Floor)	1.0%	2,564,103	05/06/31	2,564,103	2,548,718
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 8.92% (SOFR + 5.25%, 1.00% Floor)	14.6%	35,717,949	05/06/31	35,059,922	35,503,641
				16.0%			38,669,798	39,091,857
IT Services
	CloudOne Digital Corp.	08/05/25	Term Loan - 8.66% (SOFR + 5.00%, 1.00% Floor)	17.5%	42,576,220	08/05/31	42,120,220	42,661,372
				17.5%			42,120,220	42,661,372
Machinery
	Leg Purchaser Inc., (Labrie)	01/12/26	Term Loan - 9.15% (SOFR + 5.50%, 0.75% Floor)	16.7%	41,086,957	01/12/32	40,544,738	40,676,087
				16.7%			40,544,738	40,676,087
Personal Care Products
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.17% (SOFR + 4.50%, 0.75% Floor)	16.1%	39,473,684	10/16/30	39,267,152	39,315,789
				16.1%			39,267,152	39,315,789
Professional Services
	TechServ Operations, LLC	05/15/25	Term Loan - 8.44% (SOFR + 4.75%, 1.00% Floor)	15.3%	36,968,050	05/15/32	36,620,482	37,337,731
				15.3%			36,620,482	37,337,731
Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.42% (SOFR + 4.75%, 0.75% Floor)	5.9%	14,578,846	11/03/31	14,453,585	14,345,585
				5.9%			14,453,585	14,345,585
	Total Debt Investments			155.8%			377,101,148	380,135,914

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Capital Markets
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Common Units	0.2%	125,000	$125,000	$602,571
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Preferred Units	0.5%	1,125	1,125,000	1,178,720
				0.7%		1,250,000	1,781,291
	Total Equity Investments			0.7%		1,250,000	1,781,291
	Total Debt & Equity Investments(3)			156.5%		378,351,148	381,917,205
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.58%, Class X (FGXXX)			2.9%	6,992,329	6,992,329	6,992,329
	Total Cash Equivalents			2.9%	6,992,329	6,992,329	6,992,329
	Short-term Investments
	U.S. Treasury Bill, Yield 3.60%, Maturity Date 07/28/26			155.9%	385,000,000	380,463,310	380,463,310
	Total Short-term Investments			155.9%	385,000,000	380,463,310	380,463,310
	Total Investments (315.3%)					$765,806,787	$769,372,844
	Net unrealized depreciation on unfunded commitments (0.2%)						(371,273)
	Liabilities in Excess of Other Assets (215.2%)						$(524,998,946)
	Net Assets (100.0%)						$244,002,625

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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities was $1,781,291, or 0.2% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $42,431,508 and $2,748,955, respectively, for the period ended March 31, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Building Products
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 1.75% Floor)	33.0%	$39,700,704	10/01/31	$39,289,535	$39,144,894
				65.2%			39,289,535	39,144,894
Capital Markets
	Tidal Investments LLC	08/29/25	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	38.2%	45,538,043	08/29/30	44,968,958	45,310,353
				38.2%			44,968,958	45,310,353
Construction Materials
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 0.75% Floor)	32.2%	38,636,364	10/01/32	38,352,591	38,250,000
				32.2%			38,352,591	38,250,000
Electrical Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.42% (SOFR + 4.75%, 0.75% Floor)	1.6%	1,875,000	09/05/31	1,875,000	1,875,000
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	34.3%	40,625,000	09/05/31	40,166,052	40,665,625
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	2.1%	2,500,000	09/05/31	2,500,000	2,500,000
				38.0%			44,541,052	45,040,625
Food Products
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	0.9%	1,048,400	05/06/31	1,048,400	1,040,013
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 9.09% (SOFR + 5.25%, 1.00% Floor)	1.1%	1,282,051	05/06/31	1,282,051	1,271,795
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	29.9%	35,807,692	05/06/31	35,116,109	35,521,231
				31.9%			37,446,560	37,833,039
IT Services
	CloudOne Digital Corp.	08/05/25	Term Loan - 8.90% (SOFR + 5.00%, 1.00% Floor)	35.9%	42,682,927	08/05/31	42,219,667	42,597,561
				35.9%			42,219,667	42,597,561
Personal Care Products
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.39% (SOFR + 4.50%, 0.75% Floor)	32.9%	39,473,684	10/16/30	39,255,948	39,078,947
				32.9%			39,255,948	39,078,947
Professional Services
	TechServ Operations, LLC	05/15/25	Term Loan - 8.63% (SOFR + 4.75%, 1.00% Floor)	31.8%	37,061,150	05/15/32	36,698,937	37,802,373
				31.8%			36,698,937	37,802,373
Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.60% (SOFR + 4.75%, 0.75% Floor)	12.2%	14,615,385	11/03/31	14,484,275	14,440,000
				12.2%			14,484,275	14,440,000
	Total Debt Investments			286.1%			337,257,523	339,497,792

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Capital Markets
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

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $1,353,111, or 0.2% of the Company’s total assets.

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

TCW Steel City Senior Lending BDC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except share data)

March 31, 2026

	As of March 31,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $378,351 and $338,508, respectively)	$381,917	$340,851
Cash and cash equivalents	7,374	3,299
Short-term investments	380,463	380,627
Trades receivable	42,881	—
Interest income receivable	4,807	1,981
Receivable for investment sold	696	—
Deferred financing costs	1,208	1,166
Prepaid and other assets	38	63
Total Assets	$819,384	$727,987
Liabilities
Payable for short-term investments purchased	$380,463	$380,627
Term loan (net of $4,922 and $0 of deferred financing costs, respectively)	100,078	—
Revolving credit facilities payable	88,085	223,785
Due to advisor	2,237	2,029
Interest and credit facility expense payable	1,891	1,033
Organizational costs payable	558	766
Incentive fee payable	552	—
Management fees payable	498	123
Administration fees payable	406	264
Unrealized depreciation on unfunded commitments	371	564
Other accrued expenses and other liabilities	242	72
Total Liabilities	575,381	609,263
Commitments and Contingencies (Note 5)
Net Assets
Common shares, $0.01 par value, unlimited shares authorized, 12,093,674 and 6,014,515 shares issued and outstanding, respectively	121	60
Additional paid in capital	239,532	119,593
Accumulated underdistributed/(overdistributed) earnings	4,350	(929)
Total Net Assets	244,003	118,724
Total Liabilities and Net Assets	$819,384	$727,987
Net Asset Value Per Common Share (Note 10)	$20.18	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

March 31, 2026

	For the three months ended March 31,	For the period from February 5, 2025 (Inception) to March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$8,618	$—
Total investment income	8,618	—
Expenses
Interest and credit facility expenses	3,289	—
Incentive fees	552	—
Management fees	375	—
Administrative fees	142	—
Organizational costs	142	839
Trustees’ fees	85	—
Professional fees	82	—
Other expenses	75	—
Total expenses	4,742	839
Net investment income (loss)	3,876	(839)
Net realized and unrealized gain (loss) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	1,415	—
Net realized loss on short-term investments	(12)	—
Net realized and unrealized gain on investments	1,403	—
Net increase (decrease) in Net Assets from operations	$5,279	$(839)
Basic and diluted:
Earnings per common share	$0.45	N/A
Weighted average common shares outstanding	11,823,489	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Lending BDC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except share data)

March 31, 2026

	Common Shares	Common Shares Par Value	Additional paid-in capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Members’ Capital at January 1, 2026	6,014,515	$60	$119,593	$(929)	$118,724
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,876	3,876
Net realized loss on investments	—	—	—	(12)	(12)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	1,415	1,415
Net Increase in Net Assets Resulting from Common Share Transactions
Issuance of common shares	6,079,159	61	119,939	—	120,000
Total Increase in Members’ Capital for the three months ended March 31, 2026	6,079,159	61	119,939	5,279	125,279
Members’ Capital at March 31, 2026	12,093,674	$121	$239,532	$4,350	$244,003

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except share data)

March 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Members’ Capital at February 5, 2025 (Inception)	$—	$—	$—
Net Decrease in Net Assets Resulting from Operations:
Net investment loss	—	(839)	(839)
Net Decrease in Net Assets Resulting from Capital Activity:
Offering costs	(20)	—	(20)
Total Decrease in Net Assets from Inception to March 31, 2025	(20)	(839)	(859)
Members’ Capital at March 31, 2025	$(20)	$(839)	$(859)

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except share data)

March 31, 2026

For the three months ended March 31,
2026
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$5,279
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(42,432)
Purchases of short-term investments	(380,463)
Proceeds from sales and paydowns of investments	2,749
Proceeds from sales of short-term investments	380,627
Change in net unrealized (appreciation)/depreciation on investments	(1,415)
Amortization of premium and accretion of discount, net	(161)
Amortization of deferred financing costs	354
Increase (decrease) in operating assets and liabilities:
(Increase) decrease trades receivable	(42,881)
(Increase) decrease interest income receivable	(2,826)
(Increase) decrease receivable for investment sold	(696)
(Increase) decrease prepaid and other assets	25
Increase (decrease) payable for short-term investments purchased	(164)
Increase (decrease) due to Advisor	208
Increase (decrease) interest and credit facility expense payable	858
Increase (decrease) organizational costs payable	(208)
Increase (decrease) incentive fee payable	552
Increase (decrease) management fees payable	375
Increase (decrease) administration fees payable	142
Increase (decrease) other accrued expenses and other liabilities	170
Net cash used in operating activities	(79,907)
Cash Flows from Financing Activities
Contribution from Shareholders	120,000
Deferred financing costs paid	(5,318)
Proceeds from credit facilities	149,400
Repayment of credit facilities	(180,100)
Net cash provided by financing activities	83,982
Net increase in cash and cash equivalents	4,075
Cash and cash equivalents, beginning of period	3,299
Cash and cash equivalents, end of period	$7,374
Supplemental and non-cash financing activities
Interest expense paid	$1,784

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except share data)

March 31, 2026

1.
Organization and Basis of Presentation

Organization: TCW Steel City Perpetual Levered Fund LP (the “Company”) was formed as a Delaware limited partnership on October 14, 2024. The Company has conducted private offerings of its common limited partnership interests (the “Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). On February 5, 2025 (“Inception” or “Inception Date”), the Company obtained capital commitments from the limited partners totaling $105,152. On April 8, 2025, the Company obtained additional capital commitments from the limited partners totaling $21,030. On August 22, 2025, the Company obtained additional commitments from the limited partners totaling $315,458.

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

On November 3, 2025, the Company consummated a conversion from a Delaware limited partnership to a Delaware statutory trust (the “Conversion”). Upon commencement of the Conversion, the name of the Company was changed from TCW Steel City Perpetual Levered Fund LP to TCW Steel City Senior Lending BDC. Additionally, the partners’ capital totaling $120,290 was converted into 6,014,515 of Class I Shares of beneficial interest, par value $0.01 (the “Common Shares”). Following the Conversion, the Company expects to conduct one or more private offerings of the Common Shares from time to time. At the closing of any private offering, each investor has and will make a capital commitment to purchase Common Shares (the “Capital Commitments”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. In addition, the Company may issue preferred shares, though it currently has no intention to do so.

The Company commenced operations during the first quarter of fiscal year 2025.

As of March 31, 2026, the Company has one wholly-owned subsidiary, TSC BDC Financing 1 LLC , a single member Delaware limited liability company designed to hold special purpose financing of the Company.

The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment Objective: The Company seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuer that generate current income while preserving capital.

Term: The term of the Company commenced on October 14, 2024 and shall continue until the Company is dissolved and terminated pursuant to Article IX.1 of the Amended and Restated Declaration of Trust entered into on January 23, 2026 (the “Declaration of Trust”).

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its Units. Upon conversion, the Units were converted into Common Shares and the Company began accepting subscription agreements from investors for the private sale of its Common Shares. As of March 31, 2026, the Company has sold 12,093,674 Common Shares for an aggregate offering price of $240,290. Each Shareholder is obligated to contribute capital equal to their respective Capital Commitment to the Company. The sale of the Common Shares was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Share generally upon at least ten business days’ prior written notice to the Shareholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

On January 5, 2026, the Company received $120,000 from capital call proceeds, relating to the issuance of 6,079,158 Common Shares.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Shareholders as unused capital. As of March 31, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Shares of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Shares
Shareholder	$574,583	$334,897	41.7%	12,093,674

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

The Recallable Amount as of March 31, 2026 was $314.

The statement of cash flows for the period from Inception to March 31, 2025 has not been included as there was no cash or income activity during the period from Inception to March 31, 2025.

2.
Significant Accounting Policies

Basis of Presentation: The Company’s unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission ("SEC") on March 26, 2026.

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Advisor to originate a significant amount of investments for the Company with the use of interest income paid-in-kind (“PIK”) interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026 and for the period from Inception Date to March 31, 2025, the Company did not earn any PIK interest income.

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

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the Credit Facilities (as described in Note 7 to the Consolidated Financial Statements), including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the respective credit facility.

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company's Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company's Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Shares (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Shares. Organizational costs are expensed as incurred and since inception, the Company has incurred $4,502 in organizational costs, of which $142 was expensed during the three months ended March 31, 2026. Prior to Conversion, we incurred $33 in offering costs which were charged to partners' capital. During the three months ended March 31, 2026, the Company has incurred $0 in offering costs of which $0 are deferred offering costs and $0 have been amortized as an expense for the three months ended March 31, 2026.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the board of trustees (the “Board” or the “Board of Trustees”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), may include common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$380,136	$380,136
Equity	—	—	1,781	1,781
Short- term investments	380,463	—	—	380,463
Cash equivalents	6,992	—	—	6,992
Total	$387,455	$—	$381,917	$769,372

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance, January 1, 2026	$339,498	$1,353	$340,851
Purchases, including payments received in-kind	42,432	—	42,432
Sales and paydowns of investments	(2,749)	—	(2,749)
Amortization of premium and accretion of discount, net	161	—	161
Net change in unrealized appreciation/(depreciation)	794	428	1,222
Balance, March 31, 2026	$380,136	$1,781	$381,917
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2026	$794	$428	$1,222

The Company did not have any transfers between levels during the three months ended March 31, 2026.

The Company did not hold any investments during the period from Inception to March 31, 2025.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$380,136	Income Method	Discount Rate	7.9% to 10.2%	9.0%	Decrease
Equity	$1,781	Market Method	EBITDA Multiple	7.5x to 8.5x	8.0x	Increase

* Weighted based on fair value

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

* Weighted based on fair value

The Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

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

The Advisory Agreement may be terminated by either party, by vote of the Company’s Board, or by a vote of the majority of the Company’s outstanding voting securities, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Advisory Agreement is terminated according to this paragraph, the Company will pay the Advisor a pro-rated portion of the Management Fee and Incentive Fee (each as defined below).

Pursuant to the Advisory Agreement, the Advisor:

•
determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies);
•
determines the assets the Company will originate, purchase, retain or sell;
•
closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and
•
provides the Company such other investment advice, research and related services as the Company may, from time to time, require.

The Company pays to the Advisor, quarterly in arrears, a management fee in cash (the “Management Fee”) calculated as follows: 0.3125% (i.e., 1.25% per annum) of the average gross assets of the Company on a consolidated basis, with the average determined based on the gross assets of the Company as of the end of the three most recently completed calendar months. “Gross assets” means the amortized cost of the Company’s portfolio investments (including portfolio investments purchased with borrowed funds and other forms of leverage, such as preferred shares, public and private debt issuances, derivative instruments, repurchase agreements and other similar instruments or arrangements) that have not been sold, distributed to members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), and excluding cash and cash equivalents. The Management Fee for any partial month or quarter will be appropriately pro-rated.

For the three months ended March 31, 2026, Management Fees incurred were $375 and $498 remained payable as of March 31, 2026. For the period from Inception Date to March 31, 2025, the Company did not incur any management fees.

In addition, the Advisor receives an incentive fee (the “Incentive Fee”) that consists of two parts, as follows:

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

4.
Agreements and Related Party Transactions (Continued)

We pay the Advisor an Incentive Fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

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

For the three months ended March 31, 2026 the Company incurred incentive fees of $552 and for the period from Inception Date to March 31, 2025, the Company did not incur any Incentive Fees. The Company has not made any incentive fee payments to the Advisor and as of March 31, 2026, the Company's incentive fee payable to the Advisor was $552.

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

4.
Agreements and Related Party Transactions (Continued)

Administration Agreement: On November 3, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Under the Administration Agreement, the Administrator will furnish us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. Pursuant to the Administration Agreement, the Administrator oversees the maintenance of the Company’s financial records and otherwise assists with the Company’s compliance with BDC and RIC rules, monitors the payment of expenses, oversees the performance of administrative and professional services rendered to the Company by others, is responsible for the financial and other records that the Company is required to maintain, prepares and disseminates reports to the Shareholders and reports and other materials to be filed with the SEC or other regulators, assists the Company in determining and publishing (as necessary or appropriate) its net asset value, oversees the preparation and filing of tax returns, generally oversees the payment of expenses and provides such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Administrator agrees that it would not charge total fees under the Administration Agreement that would exceed its reasonable estimate of what a qualified third party would charge to perform substantially similar services. The costs and expenses paid by the Company and the applicable caps on certain costs and expenses are described below under “Expenses”.

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

4.
Agreements and Related Party Transactions (Continued)

Expenses: The Company, and indirectly its Shareholders, bear all costs, expenses and liabilities, other than Advisor Expenses or Sub-Advisor Expenses (each as defined below) (which are borne by the Advisor and Sub-Advisor, respectively), in connection with our operations, administration and transactions or prospective transactions (“Company Expenses”), including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Shares; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Advisor or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners, and other similar professionals; provided, that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g)expenses related to sales and purchases of Common Shares and other securities; (h) Management Fees, Incentive Fees and sourcing fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Shares to the extent not borne by the relevant transferring Shareholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) Independent Trustees’ fees and expenses and the costs associated with convening a meeting of our Board of Trustees or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Shareholders or holders of any preferred shares, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Advisor costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Declaration of Trust or Investment Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

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

All Advisor Expenses and all expenses of the Company that the Company will not bear, as set forth above, are borne by the Advisor or its affiliates. All Sub-Advisor Expenses and all expenses of the Company that the Company will not bear, as set forth above, are borne by the Sub-Advisor or its affiliates.

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	$3,750	$4	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,625	4	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	20	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	14	4,545	45
CloudOne Digital Corp.	Revolver	August 2031	7,317	—	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	42	10,526	105
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	7,923	48	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	2,564	15	3,846	31
Leg Purchaser Inc., (Labrie)	Revolver	January 2032	3,913	39	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	43	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	72	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	6,860	—	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	—	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	70	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$84,003	$371	$80,872	$564

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Net Assets

The Company’s Common Share activity for the three months ended March 31, 2026 and 2025, was as follows (See Note 1):

	Three months ended March 31,
	2026	2025
Common Shares at beginning of period	6,014,515	—
Common Shares issued and committed during the period	6,079,159	—
Common Shares issued and committed at end of period	12,093,674	—

No deemed distributions and contributions were processed during the three months ended March 31, 2026.

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

7.
Credit Facilities (Continued)

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

On January 23, 2026, TSC BDC Financing 1 LLC (the “Borrower” or “TSC BDC Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of the Company entered into a senior secured credit facility (the “Asset Based Credit Facility” fka the “January 2026 Credit Facility” and together with the Subscription Based Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with Barings Direct Investments LLC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Barings Direct Investment Inc., as collateral agent and collateral administrator. The Asset Based Credit Facility includes a delayed draw term loan with a maximum commitment of $450,000 (the “Term Loan”) and a revolving loan with a maximum commitment of $25,000. Borrowings under the Asset Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 1.35% or (b) adjusted SOFR rate calculated in a customary manner plus 2.35%. The delayed draw term loan matures on January 23, 2036 and the revolving loan matures on January 23, 2029. The Company paid a total of $5,293 in financing costs in connection with the Asset Based Credit Facility.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – March 31, 2026	$475,000	$105,000	$102,042
Subscription Based Credit Facility – March 31, 2026	$200,000	$88,085	$84,499
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $105,000 and $0, respectively, of Term Loan and $0 and $0, respectively of revolving credit lines.

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

As of March 31, 2026 and December 31, 2025, $1,208 and $1,166, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4,922 and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of March 31, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$105,000	$—
Deferred financing costs	(4,922)	—
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$100,078	$—

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 was as follows:

Three months ended March 31,
2026
Credit Facilities interest expense	$2,472
Undrawn commitment fees	458
Administrative fees	4
Amortization of deferred financing costs	355
Total	$3,289
Weighted average interest rate	6.02%
Average outstanding balance	$164,311

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and has also elected to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2025. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$765,807	$721,786
Unrealized appreciation	$3,703	$2,831
Unrealized depreciation	$(137)	$(487)
Net unrealized depreciation on investments	$3,566	$2,344

The Company did not have any unrecognized tax benefits as of December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; therefore, no interest or penalties were accrued. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

10.
Financial Highlights

Selected data for a Common Share outstanding throughout the three months ended March 31, 2026 is presented below. The Company did not commence any investment or borrowing activity during the period from Inception to March 31, 2025 and as such the financial highlights have been excluded for that period as they are determined to be not meaningful.

For the three months ended March 31,
2026(1)
Net Asset Value Per Share, Beginning of Period	$19.74
Income from Investment Operations:
Net investment income	0.32
Net realized and unrealized gain (loss)	0.12
Total income from investment operations	0.44
Net Asset Value Per Share, End of Period	$20.18
Shareholder Total Return(2)(3)	2.23%
Shareholder IRR before incentive fee(4)	6.92%
Shareholder IRR(4)	6.33%
Ratios and Supplemental Data:
Net Assets, end of period	$244,003
Common Shares outstanding, end of period	12,093,674
Ratios based on average net assets:
Ratio of total expenses to average net assets(5)	8.91%
Ratio of financing cost to average net assets(3)	1.56%
Ratio of net investment income to average net assets(5)	7.65%
Ratio of incentive fees to average net assets(6)	1.06%
Credit facilities payable	193,085
Asset coverage ratio	2.26
Portfolio turnover rate(3)	0.74%
(1)
Per share data was calculated using the number of Common Shares issued and outstanding as of March 31, 2026.
(2)
The Total Return for the three months ended March 31, 2026 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return ("IRR") since inception for the Shareholders, after management fees, financing costs and operating expenses, but before incentive fees is 6.92%. The IRR since inception for the Shareholders, after management fees, financing costs and operating expenses, is 6.33% through March 31, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Shareholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized except for organizational costs.
(6)
Annualized.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

March 31, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2026, the Company received $38,586 from capital call proceeds, relating to the issuance of 1,912,451 Common Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Steel City Senior Lending BDC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Steel City Senior Lending BDC and where appropriate in the context, its wholly-owned subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
•
our limited operating history;
•
potential illiquidity and lack of a viable trading market for our Common Shares (as defined herein);
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
•
conflicts of interest may arise between the Advisors, certain clients, investment funds, client accounts and proprietary accounts advised or managed by the Advisor or the Sub-Advisor or their respective affiliates, and in which we will not have an interest and certain of our portfolio companies;
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
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”);
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in the Annual Report on Form 10-K that we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2026.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward- looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

Overview

We were formed on October 14, 2024 as a limited partnership under the laws of the State of Delaware.

We are an externally managed, non-diversified, closed-end management investment company. On September 9, 2025, we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and will make such an election beginning with the taxable year ending December 31, 2025. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On November 3, 2025, we completed our conversion to a Delaware statutory trust (the “Conversion”). In connection with the Conversion, we also changed our name to TCW Steel City Senior Lending BDC.

Prior to the Conversion, we conducted private offerings of our limited partnership interests to investors on February 5, 2025 (the “Inception”, or “Inception Date”), April 8, 2025, and August 22, 2025 in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and following the Conversion, we expect to conduct private offerings of our Class I Shares of beneficial interest, par value $0.01 (the “Common Shares”). At the closing of any private offering, each investor has and will make a capital commitment to purchase Common Shares (the “Capital Commitments” or “Commitments”) pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. We commenced our investment activities in May 2025.

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

On January 5, 2026, we received $120.0 million from capital call proceeds, relating to the issuance of 6,079,158 Common Shares.

We commenced operations during the first quarter of fiscal year 2025.

As of March 31, 2026, we have one wholly-owned subsidiary, TSC BDC Financing 1 LLC , a single member Delaware limited liability company designed to hold special purpose financing of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated private investments include senior secured loans and in limited circumstances may include unsecured senior loans, subordinated and mezzanine loans, convertible securities, notes and other non-convertible debt securities, equity securities, and equity-linked securities such as options and warrants. Our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. Although we do not currently expect to originate a significant amount of investments with the use of PIK interest features, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, from time to time we may make investments that subsequently incorporate such features after origination.

Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through an investment vehicle. While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement.

We, and indirectly our Shareholders, bear all costs, expenses and liabilities, other than Advisor Expenses or Sub-Advisor Expenses (each as defined below) (which are borne by the Advisor and Sub-Advisor, respectively), in connection with our operations, administration and transactions or prospective transactions (“Company Expenses”), including, without limitation: (a) organizational expenses and expenses associated with the issuance of the Common Shares; (b) expenses of calculating our net asset value (including the cost and expenses of any independent valuation firm); (c) fees payable to third parties, including agents, consultants, attorneys or other advisors, relating to, or associated with, evaluating and making investments; (d) expenses incurred by the Advisor or the Administrator payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering our investments and performing due diligence reviews of prospective investments and the corresponding portfolio companies (including expenses of senior advisors, industry experts, operating partners, and other similar professionals; provided, that only the allocable portion of the total fees, costs and expenses associated with such personnel attributable to their work relating to us will be treated as a Company Expense); (e) costs associated with our reporting and compliance obligations under the 1940 Act, the 1934 Act and other applicable federal or state securities laws; (f) fees and expenses incurred in connection with debt incurred to finance our investments or operations, and payment of interest and repayment of principal on such debt; (g) expenses related to sales and purchases of Common Shares and other securities; (h) Management Fees, Incentive Fees and sourcing fees; (i) administrator fees and expenses payable under the Administration Agreement including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations, including the allocable portion of the cost of our chief compliance officer, chief legal officer and chief financial officer and their respective staff; (j) transfer agent, sub-administrator and custodial fees; (k) expenses relating to the issue, repurchase and transfer of Common Shares to the extent not borne by the relevant transferring Shareholders and/or assignees; (l) federal and state registration fees; (m) federal, state and local taxes or other governmental charges assessed against us; (n) Independent Trustees’ fees and expenses and the costs associated with convening a meeting of our Board of Trustees or any committee thereof; (o) fees and expenses and the costs associated with convening a meeting of the Shareholders or holders of any preferred shares, as well as the compensation of an investor relations professional responsible for the coordination and administration of the foregoing; (p) costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs; (q) costs and expenses related to the preparation of our financial statements and tax returns; (r) our allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums; (s) direct costs and expenses of administration, including printing, mailing, long distance telephone, and copying; (t) independent auditors and outside legal costs, including legal costs associated with any requests for exemptive relief, “no-action” positions or other guidance sought from a regulator, pertaining to us; (u) compensation of other third party professionals to the extent they are devoted to preparing our financial statements or tax returns or providing similar “back office” financial services to us; (v) Advisor costs and expenses (excluding travel) in connection with identifying and investigating investment opportunities for us, monitoring our investments and disposing of any such investments; (w) portfolio risk management costs; (x) commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees); (y) costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated); (z) costs of amending, restating or modifying the Declaration of Trust or Investment Advisory Agreement or related documents of us or related entities; (aa) fees, costs, and expenses incurred in connection with our termination, liquidation or dissolution or related entities; and (bb) all other properly and reasonably chargeable expenses incurred by the Company or the Administrator in connection with administering our business.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized and deferred and are amortized over a 12-month period from incurrence. Since inception, we have expensed $4.5 million in organizational costs, of which $0.1 million was expensed during the three months ended March 31, 2026. Prior to Conversion, we incurred $33.0 thousand of offering costs which were charged directly to partners' capital. During the three months ended March 31, 2026, we have incurred $0 of offering costs, of which $0 are capitalized on our Consolidated Statement of Assets and Liabilities and $0 have been amortized as an expense on our Consolidated Statement of Operations.

Critical Accounting Policies and Estimates

Investments at Fair Value

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the "valuation designee" with respect to the fair valuation of our portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Equity, (Level 2), generally includes warrants valued using quotes for comparable investments.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), generally includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Income Recognition

Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default.

Although we do not currently expect the Advisor to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 we did not earn any PIK interest income.

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

Investment Activity

As of March 31, 2026, our portfolio consisted of 14 debt investments and two equity investments. Based on fair values as of March 31, 2026, our portfolio was 99.5% invested in debt investments which were all senior secured term loans and revolving loans and 0.5% invested in equity investments which were common units and preferred units.

As of December 31, 2025, our portfolio consisted of 13 debt investments and two equity investments. Based on fair values as of December 31, 2025, our portfolio was 99.6% invested in debt investments which were all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2026:

Industry	Percent of Total Investments
Capital Markets	12%
Electrical Equipment	12%
IT Services	11%
Machinery	11%
Personal Care Products	10%
Building Products	10%
Food Products	10%
Construction Materials	10%
Professional Services	10%
Software	4%
Total	100%

Interest income including interest income paid-in-kind, was $8.6 million and $0 for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025, were as follows (dollar amounts in thousands):

	For the three months ended March 31,	For the period from February 5, 2025 (Inception) to March 31,
	2026	2025
Total investment income	$8,618	$—
Total expenses	4,742	839
Net investment income (loss)	3,876	(839)
Net change in unrealized appreciation/(depreciation) on investments	1,415	—
Net realized loss on short-term investments	(12)	—
Net increase (decrease) in Members’ Capital from operations	$5,279	$(839)

Total investment income

Total investment income for the three months ended March 31, 2026 was $8.6 million and was attributable to our portfolio of debt investments, which was composed of 14 debt investments as of March 31, 2026.

Total Expenses

Expenses for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025, were as follows (dollar amounts in thousands):

	For the three months ended March 31,	For the period from February 5, 2025 (Inception) to March 31,
	2026	2025
Expenses
Interest and credit facility expenses	$3,289	$—
Incentive fees	552	—
Management fees	375	—
Administrative fees	142	—
Organizational costs	142	839
Trustees’ fees	85	—
Professional fees	82	—
Other expenses	75	—
Total expenses	$4,742	$839

Our total expenses for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 were $4.7 million and $0.8 million, respectively.

Our total expenses for the three months ended March 31, 2026 were $4.7 million and were primarily due our commencement of investment and borrowing activity during the fourth quarter of fiscal year 2025. Our total expenses for the three months ended March 31, 2026 include interest and credit facility expenses of $3.3 million, incentive fees of $0.6 million and management fees of $0.4 million.

Net investment income (loss)

Net investment income (loss) for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 was $3.9 million and $(0.8) million, respectively. Our net investment income for the three months ended March 31, 2026 was primarily due to the commencement of investment activity during the fourth quarter of fiscal year 2025.

Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments for the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 was $1.4 million and $0, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
TFG Parent Holdings, LLC (Tidal)	Class A Common Units	$454
Tidal Investments LLC	Term Loan	386
Charter Industries Holdings LLC	Term Loan	256
Designs for Health, Inc.	Term Loan B	226
CloudOne Digital Corp.	Term Loan	163
Patriot MCN Buyer Corp., (McNichols)	Term Loan	141
Leg Purchaser Inc., (Labrie)	Term Loan	131
TechServ Operations, LLC	Term Loan	(386)
All others	Various	44
Net change in unrealized appreciation/(depreciation)		$1,415

Net realized loss on short-term investments

During the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 we recognized $12.0 thousand and $0, respectively, in realized losses from our short-term investments in government treasuries.

Net increase (decrease) in Net Assets from operations

Our net increase (decrease) in Net Assets from operations during the three months ended March 31, 2026 and the period from February 5, 2025 to March 31, 2025 was $5.3 million and $(0.8) million, respectively.

Our net increase in Net Assets from operations during the three months ended March 31, 2026 is primarily attributable to the commencement of investment activity which took place during the fourth quarter of fiscal year 2025.

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

As of March 31, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Common Shares of the Company were as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Commitments	$574,583	$441,640
Undrawn commitments	$334,897	$321,640
Percentage of commitments funded	41.7%	27.2%
Common Shares	12,093,674	6,014,515

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

On August 28, 2025, the Subscription Based Credit Facility Maximum Commitment was increased to $200.0 million.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2026, we were in compliance with such covenants.

On October 24, 2025 we entered into the First Amendment to the Subscription Based Credit Facility (“Amendment No. 1”). Amendment No. 1 allows for us to draw on the credit facility on the same date as the request to draw.

On December 16, 2025, we entered into the Second Amendment to the Subscription Based Credit Facility (“Amendment No. 2”). Amendment No. 2 temporarily increased the Maximum Commitment to $250.0 million until January 30, 2026 (the “Scheduled Reduction Date”) at which time the Maximum Commitment will be reduced to $200.0 million. If, on the Scheduled Reduction Date, the outstanding principal balance exceeds the Maximum Commitment, we shall pay such excess to the administrative agent for the benefit of the lenders.

On January 23, 2026, TSC BDC Financing 1 LLC (the “Borrower” or “TSC BDC Financing”), a newly-formed, wholly-owned, special purpose financing subsidiary of ours entered into a senior secured credit facility (the “Asset Based Credit Facility” fka the “January 2026 Credit Facility” and together with the Subscription Based Credit Facility, the “Credit Facilities”) pursuant to a credit and security agreement with Barings Direct Investments LLC, as facility agent, the lenders from time to time party thereto, U.S. Bank National Association, as custodian, and Barings Direct Investment Inc., as collateral agent and collateral administrator. The Asset Based Credit Facility includes a delayed draw term loan with a maximum commitment of $450.0 million (the “Term Loan”) and a revolving loan with a maximum commitment of $25.0 million. Borrowings under the Asset Based Credit Facility bear interest at a rate equal to either (a) a base rate calculated in a customary manner plus 1.35% or (b) adjusted SOFR rate calculated in a customary manner plus 2.35%. The delayed draw term loan matures on January 23, 2036 and the revolving loan matures on January 23, 2029. We paid a total of $5.3 million in financing costs in connection with the Asset Based Credit Facility.

A summary of amounts outstanding and available under the Credit Facilities as of March 31, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – March 31, 2026	$475,000	$105,000	$102,042
Subscription Based Credit Facility – March 31, 2026	$200,000	$88,085	$84,499
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of March 31, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $105.0 million and $0, respectively, of Term Loans and $0 and $0, respectively of revolving credit lines.

Costs associated with the the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on the our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan.

As of March 31, 2026 and December 31, 2025, $1.2 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4.9 million and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for the three months ended March 31, 2026 was as follows (dollar amounts in thousands):

Three months ended March 31,
2026
Credit Facilities interest expense	$2,472
Undrawn commitment fees	458
Administrative fees	4
Amortization of deferred financing costs	355
Total	$3,289
Weighted average interest rate	6.02%
Average outstanding balance	$164,311

We had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	$3,750	$4	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,625	4	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	20	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	14	4,545	45
CloudOne Digital Corp.	Revolver	August 2031	7,317	—	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	42	10,526	105
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	7,923	48	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	2,564	15	3,846	31
Leg Purchaser Inc., (Labrie)	Revolver	January 2032	3,913	39	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	43	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	72	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	6,860	—	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	—	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	70	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$84,003	$371	$80,872	$564

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Advisor, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Trustees. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. As of March 31, 2026, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of March 31, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our March 31, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$11,592	$5,873	$5,719
Up 200 basis points	7,728	3,915	3,813
Up 100 basis points	3,864	1,958	1,906
Down 100 basis points	(3,864)	(1,958)	(1,906)
Down 200 basis points	(7,661)	(3,915)	(3,746)
Down 300 basis points	(10,216)	(5,873)	(4,343)

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On November 3, 2025, we consummated the Conversion at which time partners’ capital totaling $120.3 million was converted into 6,014,515 Common Shares. On January 5, 2026, we received $120.0 million from capital call proceeds related to the issuance of 6,079,159 Common Shares. It is expected that all Common Shares will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

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

10.1

Investment Advisory and Management Agreement, dated November 3, 2025, by and between the Company and TCW PT Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.2

Investment Sub-Advisory Agreement, dated November 3, 2025, by and between the Company and PNC Steel City Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.3

Administration Agreement, dated November 3, 2025, by and between the Company and TCW Asset Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.4

Revolving Credit Agreement dated as of April 21, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.5

First Amendment to Revolving Credit Agreement dated as of October 24, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.6

Second Amendment to Revolving Credit Agreement dated as of December 16, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on form 10-K filed on March 26, 2026)

10.7

Loan and Servicing Agreement dated as of January 23, 2026, by and amount Barings Direct Investments LLC, as administrative agent for the lenders, (in such capacity, the Administrative Agent), and City National Bank, as Revolving Administrative Agent, and the Facility Servicer, Portfolio Asset Servicer, and Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

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

TCW STEEL CITY SENIOR LENDING BDC
Date: May 13, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: May 13, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer