Form 10-Q
period 2026-06-30
TCW Steel City Senior Lending BDC
filed 2026-08-12
CIK 2043133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant’s common shares. The number of the Registrant’s common shares outstanding at August 12, 2026 was 18,978,160.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW STEEL CITY SENIOR LENDING BDC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Schedule of Investments as of June 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and December 31, 2025	8
	Consolidated Statement of Operations for the three and six months ended June 30, 2026 (unaudited), for the three months ended June 30, 2025 (unaudited) and for the period from February 5, 2025 (Inception) to June 30, 2025 (unaudited)	9
	Consolidated Statement of Changes in Net Assets for the three and six months ended June 30, 2026 (unaudited), for the three months ended June 30, 2025 (unaudited) and for the period from February 5, 2025 (Inception) to June 30, 2025 (unaudited)	10
	Consolidated Statement of Cash Flows for the six months ended June 30, 2026 (unaudited) and for the period from February 5, 2025 (Inception) to June 30, 2025 (unaudited)	12
	Notes to Consolidated Financial Statements (unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
SIGNATURES		52

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Building Products
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.33% (SOFR + 4.75%, 1.75% Floor)	14.1%	$39,601,452	10/01/31	$39,226,678	$39,522,250
				14.1%			39,226,678	39,522,250
Capital Markets
	Tidal Investments LLC	08/29/25	Term Loan - 8.73% (SOFR + 5.00%, 1.50% Floor)	16.2%	45,309,783	08/29/30	44,796,004	45,309,783
				16.2%			44,796,004	45,309,783
Commercial Services & Supplies
	Evaaro Bidco, Inc., (Keg Logistics)	04/04/26	Term Loan - 8.68% (SOFR + 5.00%, 1.00% Floor)	4.5%	12,635,180	04/04/32	12,442,279	12,483,558
				4.5%			12,442,279	12,483,558
Construction Materials
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.37% (SOFR + 4.75%, 0.75% Floor)	13.3%	37,556,818	10/01/32	37,301,229	37,218,807
				13.3%			37,301,229	37,218,807
Electrical Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.23% (SOFR + 4.50%, 0.75% Floor)	0.5%	1,500,000	09/05/31	1,500,000	1,500,000
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.23% (SOFR + 4.50%, 0.75% Floor)	14.6%	40,421,875	09/05/31	39,994,099	40,826,094
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.23% (SOFR + 4.50%, 0.75% Floor)	0.9%	2,493,750	09/05/31	2,493,750	2,493,750
				16.0%			43,987,849	44,819,844
Food Products
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 8.91% (SOFR + 5.25%, 1.00% Floor)	0.4%	1,043,145	05/06/31	1,043,145	1,034,800
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 8.91% (SOFR + 5.25%, 1.00% Floor)	0.9%	2,564,103	05/06/31	2,564,103	2,543,590
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 8.91% (SOFR + 5.25%, 1.00% Floor)	12.6%	35,628,205	05/06/31	35,003,927	35,343,179
				13.9%			38,611,175	38,921,569
Health Care Providers & Services
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Term Loan - 9.14% (SOFR + 5.50%, 1.00% Floor)	6.3%	17,950,544	05/12/31	17,610,547	17,699,236
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Revolver - 9.14% (SOFR + 5.50%, 1.00% Floor)	0.2%	604,709	05/12/31	604,709	596,243
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Delayed Draw Term Loan A - 9.15% (SOFR + 5.50%, 1.00% Floor)	1.1%	3,069,237	05/12/31	3,069,237	3,026,267
				7.6%			21,284,493	21,321,746
IT Services
	Nexcess Digital Corp. (f/k/a CloudOne Digital Corp.)	08/05/25	Term Loan - 8.41% (SOFR + 4.75%, 1.00% Floor)	15.2%	42,469,512	08/05/31	42,035,860	42,469,512
				15.2%			42,035,860	42,469,512
Machinery
	Leg Purchaser Inc., (Labrie)	01/12/26	Revolver - 11.00% (PRIME + 4.25%, 0.75% Floor)	0.8%	2,269,565	01/12/32	2,269,565	2,269,565
	Leg Purchaser Inc., (Labrie)	01/12/26	Term Loan - 8.92% (SOFR + 5.25%, 0.75% Floor)	14.3%	38,817,391	01/12/32	38,327,196	39,981,913
				15.1%			40,596,761	42,251,478

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares/Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (Continued)(1)
Marine Transportation
	NABRICO Marine Products, Inc. (Arcosa Marine)	04/01/26	Term Loan - 8.73% (SOFR + 5.00%, 0.75% Floor)	14.5%	$41,071,429	04/01/32	$40,619,009	$40,660,714
				14.5%			40,619,009	40,660,714
Personal Care Products
	Designs for Health, Inc.	10/16/25	Revolver - 8.24% (SOFR + 4.50%, 0.75% Floor)	0.7%	1,973,684	10/16/30	1,973,684	1,973,684
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.18% (SOFR + 4.50%, 0.75% Floor)	14.1%	39,375,000	10/16/30	39,180,284	39,375,000
				14.8%			41,153,968	41,348,684
Professional Services
	TechServ Operations, LLC	05/15/25	Term Loan - 8.44% (SOFR + 4.75%, 1.00% Floor)	14.4%	40,785,150	05/15/32	40,457,456	40,377,299
				14.4%			40,457,456	40,377,299
Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.42% (SOFR + 4.75%, 0.75% Floor)	5.2%	14,542,308	11/03/31	14,422,929	14,440,512
				5.2%			14,422,929	14,440,512
	Total Debt Investments			164.8%			456,935,690	461,145,756
	EQUITY
Capital Markets
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Common Units	0.2%	125,000		125,000	677,250
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Preferred Units	0.4%	1,125		1,125,000	1,202,000
				0.6%			1,250,000	1,879,250
	Total Equity Investments			0.6%			1,250,000	1,879,250
	Total Debt & Equity Investments(3)			165.4%			458,185,690	463,025,006
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)			15.8%	44,077,912		44,077,912	44,077,912
	Total Cash Equivalents			15.8%	44,077,912		44,077,912	44,077,912
	Short-term Investments
	U.S. Treasury Bill, Yield 3.85%, Maturity Date 10/27/26			123.7%	350,000,000		345,692,181	345,692,181
	Total Short-term Investments			123.7%	350,000,000		345,692,181	345,692,181
	Total Investments (305.1%)						$847,955,783	$852,795,099
	Net unrealized depreciation on unfunded commitments (-0.2%)							(575,981)
	Liabilities in Excess of Other Assets (-204.9%)							$(572,712,733)
	Net Assets (100.0%)							$279,506,385

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

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $1,879,250, or 0.2% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $128,347,639 and $9,118,649, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Building Products
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 1.75% Floor)	33.0%	$39,700,704	10/01/31	$39,289,535	$39,144,894
				33.0%			39,289,535	39,144,894
Capital Markets
	Tidal Investments LLC	08/29/25	Term Loan - 9.67% (SOFR + 6.00%, 1.50% Floor)	38.2%	45,538,043	08/29/30	44,968,958	45,310,353
				38.2%			44,968,958	45,310,353
Construction Materials
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.74% (SOFR + 4.75%, 0.75% Floor)	32.2%	38,636,364	10/01/32	38,352,591	38,250,000
				32.2%			38,352,591	38,250,000
Electrical Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.42% (SOFR + 4.75%, 0.75% Floor)	1.6%	1,875,000	09/05/31	1,875,000	1,875,000
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	34.3%	40,625,000	09/05/31	40,166,052	40,665,625
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.42% (SOFR + 4.75%, 0.75% Floor)	2.1%	2,500,000	09/05/31	2,500,000	2,500,000
				38.0%			44,541,052	45,040,625
Food Products
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	0.9%	1,048,400	05/06/31	1,048,400	1,040,013
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 9.09% (SOFR + 5.25%, 1.00% Floor)	1.1%	1,282,051	05/06/31	1,282,051	1,271,795
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 9.09% (SOFR + 5.25%, 1.00% Floor)	29.9%	35,807,692	05/06/31	35,116,109	35,521,231
				31.9%			37,446,560	37,833,039
IT Services
	CloudOne Digital Corp.	08/05/25	Term Loan - 8.90% (SOFR + 5.00%, 1.00% Floor)	35.9%	42,682,927	08/05/31	42,219,667	42,597,561
				35.9%			42,219,667	42,597,561
Personal Care Products
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.39% (SOFR + 4.50%, 0.75% Floor)	32.9%	39,473,684	10/16/30	39,255,948	39,078,947
				32.9%			39,255,948	39,078,947
Professional Services
	TechServ Operations, LLC	05/15/25	Term Loan - 8.63% (SOFR + 4.75%, 1.00% Floor)	31.8%	37,061,150	05/15/32	36,698,937	37,802,373
				31.8%			36,698,937	37,802,373
Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.60% (SOFR + 4.75%, 0.75% Floor)	12.2%	14,615,385	11/03/31	14,484,275	14,440,000
				12.2%			14,484,275	14,440,000
	Total Debt Investments			286.1%			337,257,523	339,497,792

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

TCW Steel City Senior Lending BDC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except share data)

June 30, 2026

	As of June 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $458,186 and $338,508, respectively)	$463,025	$340,851
Cash and cash equivalents	46,309	3,299
Short-term investments	345,692	380,627
Interest income receivable	4,517	1,981
Receivable for investment sold	136	—
Deferred financing costs	961	1,166
Prepaid and other assets	12	63
Total Assets	$860,652	$727,987
Liabilities
Payable for short-term investments purchased	$345,692	$380,627
Revolving credit facilities payable	130,185	223,785
Term loan (net of $4,797 and $0 of deferred financing costs, respectively)	100,203	—
Interest and credit facility expense payable	2,271	1,033
Management fees payable	756	123
Net income incentive fee payable	614	—
Unrealized depreciation on unfunded commitments	576	564
Capital gains incentive fee payable	307	—
Administration fees payable	295	264
Organizational costs payable	—	766
Due to advisor	—	2,029
Other accrued expenses and other liabilities	247	72
Total Liabilities	581,146	609,263
Commitments and Contingencies (Note 5)
Net Assets
Common shares, $0.01 par value, unlimited shares authorized, 14,006,125 and 6,014,515 shares issued and outstanding, respectively	140	60
Additional paid in capital	278,099	119,593
Accumulated underdistributed/(overdistributed) earnings	1,267	(929)
Total Net Assets	279,506	118,724
Total Liabilities and Net Assets	$860,652	$727,987
Net Asset Value Per Common Share (Note 10)	$19.96	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2026

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$10,285	$478	$18,903	$478
Total investment income	10,285	478	18,903	478
Expenses
Interest and credit facility expenses	3,759	483	7,048	483
Net income incentive fees	614	—	1,166	—
Management fees	756	—	1,131	—
Professional fees	237	15	319	15
Capital gains incentive fees	307	—	307	—
Administrative fees	153	54	295	54
Trustees’ fees	120	—	205	—
Organizational costs	281	26	423	865
Other expenses	67	10	142	10
Total expenses	6,294	588	11,036	1,427
Net investment income (loss)	3,991	(110)	7,867	(949)
Net realized and unrealized gain (loss) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	1,069	(129)	2,484	(129)
Net realized loss on short-term investments	(19)	—	(31)	—
Net realized and unrealized gain on investments	1,050	(129)	2,453	(129)
Net increase (decrease) in Net Assets from operations	$5,041	$(239)	$10,320	$(1,078)
Basic and diluted:
Earnings per common share	$0.39	N/A	$0.80	N/A
Weighted average common shares outstanding	12,920,836	N/A	12,920,836	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Net Assets (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2026

	Common Shares	Common Shares Par Value	Additional paid-in capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Net Assets at January 1, 2026	6,014,515	$60	$119,593	$(929)	$118,724
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,876	3,876
Net realized loss on investments	—	—	—	(12)	(12)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	1,415	1,415
Net Increase in Net Assets Resulting from Common Share Transactions
Issuance of common shares	6,079,159	61	119,939	—	120,000
Total Increase in Net Assets for the three months ended March 31, 2026	6,079,159	61	119,939	5,279	125,279
Net Assets at March 31, 2026	12,093,674	121	239,532	4,350	244,003
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,991	3,991
Net realized loss on investments	—	—	—	(19)	(19)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	1,069	1,069
Distributions to Shareholders from:
Distributable earnings	—	—	—	(8,124)	(8,124)
Net Increase in Net Assets Resulting from Common Share Transactions
Issuance of common shares	1,912,451	19	38,567	—	38,586
Total Increase (Decrease) in Net Assets for the three months ended June 30, 2026	1,912,451	19	38,567	(3,083)	35,503
Net Assets at June 30, 2026	14,006,125	140	278,099	$1,267	$279,506

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Net Assets (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Net Assets at February 5, 2025 (Inception)	$—	$—	$—
Net Decrease in Net Assets Resulting from Operations:
Net investment loss	—	(839)	(839)
Net Decrease in Net Assets Resulting from Capital Activity:
Offering costs	(20)	—	(20)
Total Decrease in Net Assets from Inception to March 31, 2025	(20)	(839)	(859)
Net Assets at March 31, 2025	(20)	(839)	(859)
Net Decrease in Net Assets Resulting from Operations:
Net investment loss	—	(110)	(110)
Net change in unrealized appreciation/(depreciation) on investments	—	(129)	(129)
Total Decrease in Net Assets for the three months ended June 30, 2025	—	(239)	(239)
Net Assets at June 30, 2025	$(20)	$(1,078)	$(1,098)

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2026

	For the six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$10,320	$(1,078)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(128,348)	(35,614)
Purchases of short-term investments	(345,692)	—
Proceeds from sales and paydowns of investments	9,119	490
Proceeds from sales of short-term investments	380,596	—
Realized loss on short-term investments	31	—
Change in net unrealized (appreciation)/depreciation on investments	(2,484)	129
Amortization of premium and accretion of discount, net	(449)	(11)
Amortization of deferred financing costs	749	55
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(2,536)	(460)
(Increase) decrease in receivable for investment sold	(136)	—
(Increase) decrease in prepaid and other assets	51	—
Increase (decrease) in organization costs payable to Adviser	—	865
Increase (decrease) in payable for short-term investments purchased	(34,935)	—
Increase (decrease) in due to Advisor	(2,029)	—
Increase (decrease) in interest and credit facility expense payable	1,238	213
Increase (decrease) in organizational costs payable	(766)	—
Increase (decrease) in offering costs payable to Adviser	—	20
Increase (decrease) in net income incentive fee payable	614	—
Increase (decrease) in capital gains incentive fee payable	307	—
Increase (decrease) in management fees payable	633	—
Increase (decrease) in administration fees payable	31	—
Increase (decrease) in other accrued expenses and other liabilities	175	80
Net cash used in operating activities	(113,511)	(35,311)
Cash Flows from Financing Activities
Contribution from Shareholders	158,586	—
Distributions to Shareholders from distributable earnings	(8,124)	—
Offering costs	(4)	(20)
Deferred financing costs paid	(5,337)	(585)
Proceeds from credit facilities	216,900	37,585
Repayment of credit facilities	(205,500)	—
Net cash provided by financing activities	156,521	36,980
Net increase in cash and cash equivalents	43,010	1,669
Cash and cash equivalents, beginning of period	3,299	—
Cash and cash equivalents, end of period	$46,309	$1,669
Supplemental and non-cash financing activities
Interest expense paid	$4,191	$152
Non-cash purchases of investments due to reorganization	$(3,920)	$—
Non-cash sales of investments due to reorganization	$3,920	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except share data)

June 30, 2026

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

As of June 30, 2026, the Company has one wholly-owned subsidiary, TSC BDC Financing 1 LLC, a single member Delaware limited liability company designed to hold special purpose financing of the Company.

The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment Objective: The Company seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers to generate current income while preserving capital.

Term: The term of the Company commenced on October 14, 2024 and shall continue until the Company is dissolved and terminated pursuant to Article IX.1 of the Amended and Restated Declaration of Trust entered into on January 23, 2026 (the “Declaration of Trust”).

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its Units. Upon conversion, the Units were converted into Common Shares and the Company began accepting subscription agreements from investors for the private sale of its Common Shares. As of June 30, 2026, the Company has sold 14,006,125 Common Shares for an aggregate offering price of $278,876. Each Shareholder is obligated to contribute capital equal to their respective Capital Commitment to the Company. The sale of the Common Shares was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Share generally upon at least ten business days’ prior written notice to the Shareholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

On January 5, 2026, the Company received $120,000 from capital call proceeds, relating to the issuance of 6,079,159 Common Shares. On April 1, 2026, the Company received $38,586 from capital call proceeds, relating to the issuance of 1,912,451 Common Shares.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Shareholders as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Shares of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Shares
Shareholder	$576,013	$297,427	48.4%	14,006,125

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

The Recallable Amount as of June 30, 2026 was $314.

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

June 30, 2026

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Advisor to originate a significant amount of investments for the Company with the use of interest income paid-in-kind (“PIK”) interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, the three months ended June 30, 2025 and for the period from Inception Date to June 30, 2025, the Company did not earn any PIK interest income.

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company’s Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Shares (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Shares. Organizational costs are expensed as incurred and since inception, the Company has incurred $4,783 in organizational costs, of which $281 and $423 was expensed during the three and six months ended June 30, 2026, respectively. Prior to Conversion, the Company incurred $33 in offering costs which were charged to partners' capital. During the six months ended June 30, 2026, the Company has incurred $4 in offering costs of which $0 are deferred offering costs, and $4 and $4 have been amortized as an expense for the three and six months ended June 30, 2026, respectively. Such amounts are recorded in other expenses on the Company’s Consolidated Statement of Operations.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the time of acquisition and one year or less from the balance sheet date to be short-term investments. As of June 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the "valuation designee" with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

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

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$461,146	$461,146
Equity	—	—	1,879	1,879
Short- term investments	345,692	—	—	345,692
Cash equivalents	44,078	—	—	44,078
Total	$389,770	$—	$463,025	$852,795

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$380,136	$1,781	$381,917
Purchases	89,836	—	89,836
Sales and paydowns of investments	(10,290)	—	(10,290)
Amortization of premium and accretion of discount, net	288	—	288
Net realized gain	—	—	—
Net change in unrealized appreciation/(depreciation)	1,176	98	1,274
Balance, June 30, 2026	$461,146	$1,879	$463,025
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$1,176	$98	$1,274

	Debt	Equity	Total
Balance, January 1, 2026	$339,498	$1,353	$340,851
Purchases, including payments received in-kind	132,268	—	132,268
Sales and paydowns of investments	(13,039)	—	(13,039)
Amortization of premium and accretion of discount, net	449	—	449
Net change in unrealized appreciation/(depreciation)	1,970	526	2,496
Balance, June 30, 2026	$461,146	$1,879	$463,025
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$1,970	$526	$2,496

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended June 30, 2025 and the period from Inception Date to June 30, 2025.

	Debt	Equity	Total
Balance, April 1, 2025	$—	$—	$—
Purchases, including payments received in-kind	35,614	—	35,614
Sales and paydowns of investments	(490)	—	(490)
Amortization of premium and accretion of discount, net	11	—	11
Net change in unrealized appreciation/(depreciation)	46	—	46
Balance, June 30, 2025	$35,181	$—	$35,181
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$46	$—	$46

	Debt	Equity	Total
Balance, February 5, 2025 (Inception)	$—	$—	$—
Purchases, including payments received in-kind	35,614	—	35,614
Sales and paydowns of investments	(490)	—	(490)
Amortization of premium and accretion of discount, net	11	—	11
Net change in unrealized appreciation/(depreciation)	46	—	46
Balance, June 30, 2025	$35,181	$—	$35,181
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$46	$—	$46

The Company did not have any transfers between levels during the three and six months ended June 30, 2026, the three months ended June 30, 2025 or the period from Inception Date to June 30, 2025.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$415,272	Income Method	Discount Rate	7.9% to 10.9%	9.2%	Decrease
Debt	$3,623	Market Method	EBITDA Multiple	11.5x to 12.5x	12.0x	Increase
Debt	$42,251	Market Method	Indicative Bid	100.0% to 103.0%	102.8%	Increase
Equity	$1,879	Market Method	EBITDA Multiple	7.5x to 8.5x	8.0x	Increase

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

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)
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

For the three and six months ended June 30, 2026, Management Fees incurred were $756 and $1,131, respectively, and $756 remained payable as of June 30, 2026. For the three months ended June 30, 2025 and the period from Inception Date to June 30, 2025, the Company did not incur any management fees.

In addition, the Advisor receives an incentive fee (the “Incentive Fee”) that consists of two parts, as follows:

Incentive Fee Based on Income

The portion of the Incentive Fee based on the Company’s income (the “Net Income Incentive Fee”) is based on Net Investment Income Before Incentive Fees. “Net Investment Income Before Incentive Fees” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter.

We pay the Advisor an Incentive Fee quarterly in arrears with respect to our Net Investment Income Before Incentive Fees in each calendar quarter as follows:

(a)
No incentive fee based on Net Investment Income Before Incentive Fees in any calendar quarter in which our Net Investment Income Before Incentive Fees does not exceed the hurdle rate of 1.5% per quarter (6.0% annualized);
(b)
100% of the dollar amount of our Net Investment Income Before Incentive Fees with respect to that portion of such Net Investment Income Before Incentive Fees, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.86% annualized). We refer to this portion of our Net Investment Income Before Incentive Fees (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Net Investment Income Before Incentive Fees as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and
(c)
12.5% of the dollar amount of our Net Investment Income Before Incentive Fees, if any, that exceed a rate of return of 1.71% (6.86% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Net Investment Income Before Incentive Fees thereafter are payable to the Advisor.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

4.
Agreements and Related Party Transactions (Continued)

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

The Company includes unrealized gains in the calculation of the Capital Gains Incentive Fee expense and related accrued Capital Gains Incentive Fee. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the three and six months ended June 30, 2026, Net Income Incentive Fees incurred were $614 and $1,166, respectively. For the three months ended June 30, 2025 and the period from Inception Date to June 30, 2025, the Company did not incur any Net Income Incentive Fees. As of June 30, 2026 and December 31, 2025, the Company's Net Income Incentive Fee payable to the Advisor was $614 and $0, respectively.

For the three and six months ended June 30, 2026, Capital Gains Incentive Fees incurred were $307 and $307, respectively. For the three months ended June 30, 2025 and the period from Inception Date to June 30, 2025, the Company did not incur any Capital Gains Incentive Fees. As of June 30, 2026 and December 31, 2025, the Company's Capital Gains Incentive Fee payable to the Advisor was $307 and $0, respectively.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	$3,750	$—	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,500	—	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	60	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	41	4,545	45
Nexcess Digital Corp.	Revolver	August 2031	7,317	—	7,317	15
Designs for Health, Inc.	Revolver	October 2030	8,553	—	10,526	105
Evaaro Bidco, Inc., (Keg Logistics)	Delayed Draw Term Loan	April 2028	3,355	40	—	—
Evaaro Bidco, Inc., (Keg Logistics)	Revolver	April 2032	1,678	20	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan A	July 2026	537	8	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	May 2028	10,265	144	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Revolver	May 2031	2,475	35	—	—
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	—	—	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	2,564	21	3,846	31
Leg Purchaser Inc., (Labrie)	Revolver	January 2032	1,643	—	—	—
NABRICO Marine Products, Inc. (Arcosa Marine)	Revolver	April 2032	6,494	65	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	9	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	14	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	2,940	29	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	59	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	31	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$92,596	$576	$80,872	$564

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Net Assets

The Company’s Common Share activity for the three and six months ended June 30, 2026, the three months ended June 30, 2025, and the period from Inception Date to June 30, 2025 was as follows (See Note 1):

	Three months ended June 30,		Six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Common Shares at beginning of period	12,093,674	—	6,014,515	—
Common Shares issued and committed during the period	1,912,451	—	7,991,610	—
Common Shares issued and committed at end of period	14,006,125	—	14,006,125	—

No deemed distributions and contributions were processed during the three and six months ended June 30, 2026.

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

June 30, 2026

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – June 30, 2026	$475,000	$130,000	$121,027
Subscription Based Credit Facility – June 30, 2026	$200,000	$105,185	$15,043
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $105,000 and $0, respectively, of Term Loan and $25,000 and $0, respectively of revolving credit lines.

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

As of June 30, 2026 and December 31, 2025, $961 and $1,166, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4,797 and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of June 30, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$105,000	$—
Deferred financing costs	(4,797)	—
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$100,203	$—

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period from Inception Date to June 30, 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,745	$351	$5,217	$351
Undrawn commitment fees	567	62	1,025	62
Administrative fees	53	15	57	15
Amortization of deferred financing costs	394	55	749	55
Total	$3,759	$483	$7,048	$483
Weighted average interest rate	5.95%	6.54%	5.98%	6.54%
Average outstanding balance	$182,376	$10,671	$173,492	$10,671

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

8.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and also intends to elect to be treated as a RIC under the Code and has made such an election beginning with the taxable year ending December 31, 2025. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$847,955	$721,786
Unrealized appreciation	$5,082	$2,831
Unrealized depreciation	$(243)	$(487)
Net unrealized depreciation on investments	$4,839	$2,344

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

10.
Financial Highlights

Selected data for a Common Share outstanding throughout the six months ended June 30, 2026 is presented below. The financial highlights for the period from Inception to June 30, 2025, including the internal rate of return, net investment loss ratio and expense ratios, have not presented as they are not meaningful due to the lack of drawn capital during the period.

For the six months ended June 30,
2026
Net Asset Value Per Share, Beginning of Period	$19.74
Income from Investment Operations:
Net investment income(1)	0.61
Net realized and unrealized gain(1)	0.19
Total income from investment operations	0.80
Less Distributions:
From net investment income(2)	(0.58)
Total distributions	(0.58)
Net Asset Value Per Share, End of Period	$19.96
Shareholder Total Return(3)(4)	4.05%
Shareholder IRR before incentive fee(5)	7.67%
Shareholder IRR(5)	6.76%
Ratios and Supplemental Data:
Net Assets, end of period	$279,506
Common Shares outstanding, end of period	14,006,125
Ratios based on average net assets:
Ratio of total expenses to average net assets(6)	9.01%
Ratio of financing cost to average net assets(4)	2.91%
Ratio of net investment income to average net assets(6)	6.73%
Ratio of net income incentive fees to average net assets(7)	0.97%
Ratio of capital gains incentive fees to average net assets(7)	0.26%
Credit facilities payable	235,185
Asset coverage ratio	2.19
Portfolio turnover rate(4)	2.24%
(1)
Net investment income and net realized and unrealized gain per share data was calculated using the Weighted Average Shares Outstanding as of June 30, 2026.
(2)
Distributions per share data was calculated using the number of Common Shares issued and outstanding as of June 30, 2026.
(3)
The Total Return for the six months ended June 30, 2026 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Shareholders during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Shareholders, after management fees, financing costs and operating expenses, but before incentive fees is 7.67%. The IRR since inception for the Shareholders, after management fees, financing costs and operating expenses, is 6.76% through June 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Shareholders (contributions from and distributions to the Shareholders) and the net assets (residual value) of the capital accounts at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

June 30, 2026

11.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2026, the Company received $99,222 from capital call proceeds relating to the issuance of 4,972,035 Common Shares.

On July 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on July 24, 2026 with a principal amount of $345,625.

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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
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

On January 5, 2026, we received $120.0 million from capital call proceeds, relating to the issuance of 6,079,159 Common Shares. On April 1, 2026, we received $38.6 million from capital call proceeds, relating to the issuance of 1,912,451 Common Shares.

We commenced operations during the first quarter of fiscal year 2025.

As of June 30, 2026, we have one wholly-owned subsidiary, TSC BDC Financing 1 LLC, a single member Delaware limited liability company designed to hold special purpose financing of ours.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized and deferred and are amortized over a 12-month period from incurrence. Since inception, we have expensed $4.8 million in organizational costs, of which $0.3 million and $0.4 million was expensed during the three and six months ended June 30, 2026, respectively. Prior to Conversion, we incurred $33.0 thousand of offering costs which were charged directly to partners' capital. During the six months ended June 30, 2026, we have incurred $4 thousand in offering costs, of which $0 are capitalized on our Consolidated Statement of Assets and Liabilities and $4 thousand and $4 thousand have been amortized as an expense for the three and six months ended June 30, 2026, respectively. Such amounts are recorded in other expenses on our Consolidated Statement of Operations.

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

Although we do not currently expect the Advisor to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, the three months ended June 30, 2025, and for the period from Inception Date to June 30, 2025 we did not earn any PIK interest income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time we fund an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

Investment Activity

As of June 30, 2026, our portfolio consisted of 21 debt investments and two equity investments. Based on fair values as of June 30, 2026, our portfolio was 99.6% invested in debt investments which were all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

As of December 31, 2025, our portfolio consisted of 13 debt investments and two equity investments. Based on fair values as of December 31, 2025, our portfolio was 99.6% invested in debt investments which were all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Capital Markets	10%
Electrical Equipment	10%
IT Services	9%
Machinery	9%
Personal Care Products	9%
Marine Transportation	9%
Professional Services	9%
Building Products	8%
Food Products	8%
Construction Materials	8%
Health Care Providers & Services	5%
Software	3%
Commercial Services & Supplies	3%
Total	100%

Interest income including interest income paid-in-kind, was $10.3 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

Interest income including interest income paid-in-kind, was $18.9 million and $0.5 million for the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025, respectively.

Results of Operations

Our operating results for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period from Inception Date to June 30, 2025, were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Total investment income	$10,285	$478	$18,903	$478
Total expenses	6,294	588	11,036	1,427
Net investment income (loss)	3,991	(110)	7,867	(949)
Net change in unrealized appreciation/(depreciation) on investments	1,069	(129)	2,484	(129)
Net realized loss on short-term investments	(19)	—	(31)	—
Net increase (decrease) in Net Assets from operations	$5,041	$(239)	$10,320	$(1,078)

Total investment income

Total investment income for the three months ended June 30, 2026 and 2025 was $10.3 million and $0.5 million, respectively. Total investment income for the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025 was $18.9 million and $0.5 million, respectively. The increase in total investment income for the three and six months ended June 30, 2026 compared to the three months ended June 30, 2025 and period from Inception Date to June 30, 2025 was attributable to the increase in the number of debt investments in our portfolio, which increased to 21 debt investments as of June 30, 2026 from three debt investments as of June 30, 2025.

Total Expenses

Expenses for three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period from Inception Date to June 30, 2025, were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Expenses
Interest and credit facility expenses	$3,759	$483	$7,048	$483
Net income incentive fees	614	—	1,166	—
Management fees	756	—	1,131	—
Professional fees	237	15	319	15
Capital gains incentive fees	307	—	307	—
Administrative fees	153	54	295	54
Trustees’ fees	120	—	205	—
Organizational costs	281	26	423	865
Other expenses	67	10	142	10
Total expenses	$6,294	$588	$11,036	$1,427

Our total expenses for the three months ended June 30, 2026 and 2025 were $6.3 million and $0.6 million, respectively. Our total expenses included management fees attributed to the Adviser of $0.8 million and $0; net income incentive fees of $0.6 million and $0; and capital gains incentive fees of $0.3 million and $0, for the three months ended June 30, 2026 and 2025, respectively.

Our total expenses for the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025 were $11.0 million and $1.4 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.1 million and $0; net income incentive fees of $1.2 million and $0; and capital gains incentive fees of $0.3 million and $0, for the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025, respectively.

The increase in total expenses for the three and six months ended June 30, 2026 compared to the three months ended June 30, 2025 and period from Inception Date to June 30, 2025 was primarily attributable to an increase in interest and credit facility expenses which increased due to an increase in our average outstanding principal balance. Net income incentive fees also increased due to increases in net investment income, as described below. Management fees also increased due to the increase in the size of the portfolio of our debt investments, as described above.

Net investment income (loss)

Net investment income (loss) for the three months ended June 30, 2026 and 2025 was $4.0 million and $(0.1) million, respectively. Net investment income (loss) for the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025 was $7.9 million and $(0.9) million, respectively.

The increase in our net investment income for the three and six months ended June 30, 2026 compared to the three months ended June 30, 2025 and the period from Inception Date to June 30, 2025 was primarily due to the increase in total investment income partially offset by the increase to total expenses, as described above.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 and 2025 was $1.1 million and ($0.1) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
TechServ Operations, LLC	Term Loan	$(797)
Charter Industries Holdings LLC	Term Loan	(236)
Tidal Investments LLC	Term Loan	(214)
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	(144)
Nexcess Digital Corp. (f/k/a CloudOne Digital Corp.)	Term Loan	(108)
Frost Buyer, LLC (CraftMark)	Term Loan	(104)
Three Rivers Buyer, Inc. (Grant Street)	Term Loan B	126
Designs for Health, Inc.	Term Loan B	146
Patriot MCN Buyer Corp., (McNichols)	Term Loan	299
Centaur Holdings III LLC (Copperweld)	Term Loan	423
Leg Purchaser Inc., (Labrie)	Term Loan	1,523
All others	Various	155
Net change in unrealized appreciation/(depreciation)		$1,069

Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	$(72)
TechServ Operations, LLC	Delayed Draw Term Loan	(44)
Frost Buyer, LLC (CraftMark)	Revolver	(41)
TechServ Operations, LLC	Revolver	(26)
TechServ Operations, LLC	Term Loan	12
Frost Buyer, LLC (CraftMark)	Term Loan	42
Net change in unrealized appreciation/(depreciation)		$(129)

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2026 and for the period from Inception Date to June 30, 2025 was $2.5 million and ($0.1) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
TechServ Operations, LLC	Term Loan	$(1,184)
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	(144)
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	87
Everest Acquisitionco, LLC (Lone Peak Dental)	Term Loan	89
Designs for Health, Inc.	Revolver	105
Tidal Investments LLC	Term Loan	172
Centaur Holdings III LLC (Copperweld)	Term Loan	332
Designs for Health, Inc.	Term Loan B	372
Patriot MCN Buyer Corp., (McNichols)	Term Loan	440
TFG Parent Holdings, LLC (Tidal)	Class A Common Units	480
Leg Purchaser Inc., (Labrie)	Term Loan	1,655
All others	Various	80
Net change in unrealized appreciation/(depreciation)		$2,484

Our net change in unrealized appreciation/(depreciation) for the period from Inception Date to June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	$(72)
TechServ Operations, LLC	Delayed Draw Term Loan	(44)
Frost Buyer, LLC (CraftMark)	Revolver	(41)
TechServ Operations, LLC	Revolver	(26)
TechServ Operations, LLC	Term Loan	12
Frost Buyer, LLC (CraftMark)	Term Loan	42
Net change in unrealized appreciation/(depreciation)		$(129)

Net realized loss on short-term investments

During the three months ended June 30, 2026 and 2025 we recognized $19.0 thousand and $0, respectively, in realized losses from our short-term investments in government treasuries.

During the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025 we recognized $31.0 thousand and $0, respectively, in realized losses from our short-term investments in government treasuries.

Net increase (decrease) in Net Assets from operations

Our net increase (decrease) in Net Assets from operations during the three months ended June 30, 2026 and 2025 was $5.0 million and $(0.2) million, respectively.

Our net increase (decrease) in Net Assets from operations during the six months ended June 30, 2026 and the period from Inception Date to June 30, 2025 was $10.3 million and ($1.1) million, respectively.

Our increase in Net Assets from operations during the three and six months ended June 30, 2026 compared to the decrease in net assets during the three months ended June 30, 2025 and period from Inception Date to June 30, 2025 is primarily attributable to the commencement of investment activity which took place during the fourth quarter of fiscal year 2025 and the increase in net investment income, as described above.

Financial Condition, Liquidity and Capital Resources

On February 5, 2025, we began accepting subscription agreements from investors for the private sale of our limited partnership interests and we completed the first closing of the sale of our limited partnership interests pursuant to obtained Capital Commitments with an aggregate purchase price of $105.2 million. On April 8, 2025, we completed the second closing of the sale of our limited partnership interests pursuant to which we obtained Capital Commitments with an aggregate offering price of $21.0 million. On August 22, 2025, we completed the third closing of the sale of our limited partnership interests pursuant to which we obtained Capital Commitments with an aggregate offering price of $315.5 million. We also commenced operations during the first quarter of fiscal year 2025. We generate cash from (1) drawing down capital in respect of Common Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Shareholders.

As of June 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Common Shares of the Company were as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Commitments	$576,013	$441,640
Undrawn commitments	$297,427	$321,640
Percentage of commitments funded	48.4%	27.2%
Common Shares	14,006,125	6,014,515

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

On August 28, 2025, the Subscription Based Credit Facility Maximum Commitment was increased to $200.0 million.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of June 30, 2026, we were in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of June 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – June 30, 2026	$475,000	$130,000	$121,027
Subscription Based Credit Facility – June 30, 2026	$200,000	$105,185	$15,043
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of June 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $105.0 million and $0, respectively, of Term Loans and $25.0 million and $0, respectively of revolving credit lines.

Costs associated with the revolving credit lines are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the lives of the respective Credit Facilities. Costs associated with the Term Loan are recorded as a reduction of the Term Loan on our Consolidated Statements of Assets and Liabilities and such costs are being amortized over the life of the Term Loan.

As of June 30, 2026 and December 31, 2025, $1.0 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4.8 million and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period from Inception Date to June 30, 2025 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,	For the period from February 5, 2025 (Inception) to June 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,745	$351	$5,217	$351
Undrawn commitment fees	567	62	1,025	62
Administrative fees	53	15	57	15
Amortization of deferred financing costs	394	55	749	55
Total	$3,759	$483	$7,048	$483
Weighted average interest rate	5.95%	6.54%	5.98%	6.54%
Average outstanding balance	$182,376	$10,671	$173,492	$10,671

We had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	$3,750	$—	$3,750	$—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	3,500	—	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	60	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	41	4,545	45
Nexcess Digital Corp.	Revolver	August 2031	7,317	—	7,317	15
Designs for Health, Inc.	Revolver	October 2030	8,553	—	10,526	105
Evaaro Bidco, Inc., (Keg Logistics)	Delayed Draw Term Loan	April 2028	3,355	40	—	—
Evaaro Bidco, Inc., (Keg Logistics)	Revolver	April 2032	1,678	20	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan A	July 2026	537	8	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	May 2028	10,265	144	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Revolver	May 2031	2,475	35	—	—
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	—	—	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	2,564	21	3,846	31
Leg Purchaser Inc., (Labrie)	Revolver	January 2032	1,643	—	—	—
NABRICO Marine Products, Inc. (Arcosa Marine)	Revolver	April 2032	6,494	65	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	9	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	14	7,218	101
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	2,940	29	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	59	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	31	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$92,596	$576	$80,872	$564

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

Interest Rate Risk. As of June 30, 2026, 100% of our debt investments bore interest based on floating rates, such as SOFR or Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$14,043	$7,154	$6,889
Up 200 basis points	9,362	4,769	4,593
Up 100 basis points	4,681	2,385	2,296
Down 100 basis points	(4,681)	(2,385)	(2,296)
Down 200 basis points	(9,295)	(4,769)	(4,526)
Down 300 basis points	(12,555)	(7,154)	(5,401)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that we filed with the SEC on March 26, 2026, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Artificial Intelligence is a rapidly developing technology which presents novel risks to both us and our portfolio companies.

Artificial intelligence (“AI”) technologies pose risks to many of our existing and potential portfolio companies, and we will also be exposed to these risks by investing in these companies. Such risks typically include: (1) rapidly changing technologies; (2) technological developments which may quickly render existing technologies obsolete; (3) scarcity of management, technical, scientific, research and marketing personnel with appropriate training; (4) the possibility of lawsuits related to patents and other intellectual property and their associated rights; and (5) rapidly changing investor and/or consumer sentiments and preferences with regard to the use of AI technologies. AI algorithms used by us or a portfolio company may be flawed and the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis that AI applications produce and expose portfolio companies to litigation, regulatory enforcement, reputational harm or customer claims. Our portfolio companies rely on a combination of patent, copyright, trademark and trade secret protection and non-disclosure agreements to establish and protect proprietary rights and the absence of harmonized patent laws makes it more difficult to ensure consistent protection of intellectual property rights. There can be no assurance that we or a portfolio company will be able to protect these rights or will have the financial resources to do so, or that competitors will not develop technologies substantially equivalent or superior to a portfolio company’s technologies. Reductions in the legal protections for software intellectual property rights could also adversely affect portfolio companies. At the same time, a number of governments are considering imposing regulations on AI and AI companies, which could adversely affect our portfolio companies by increasing compliance costs, limiting the use or availability of AI technologies or exposing portfolio companies to additional legal or regulatory risk.

Competitors of ours or our portfolio companies have instituted or may institute low cost, high speed financial applications and services based on AI, and new competitors may enter the asset management or technology space using new investment platforms or technologies based on AI. We expect our portfolio companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies. It will be imperative that our portfolio companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for our portfolio companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of our portfolio companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of our portfolio companies may exceed budgeted amounts. In addition, rapid technological developments may shorten product life cycles, require significant ongoing investment to remain competitive and render existing products or business models obsolete more quickly than anticipated. If our portfolio companies are unable to successfully develop, acquire, integrate or adapt to AI technologies or respond effectively to these competitive and regulatory developments, the value of our investments could decline, which could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On November 3, 2025, we consummated the Conversion at which time partners’ capital totaling $120.3 million was converted into 6,014,515 Common Shares. On January 5, 2026, we received $120.0 million from capital call proceeds related to the issuance of 6,079,159 Common Shares. On April 1, 2026, we received $38.6 million from capital call proceeds related to the issuance of 1,912,451 Common Shares. It is expected that all Common Shares will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Index

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on October 10, 2025)

3.2	Certificate of Conversion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025)

3.3	Certificate of Trust (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 5, 2025)

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

10.1

Investment Advisory and Management Agreement, dated November 3, 2025, by and between the Company and TCW PT Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.2

Investment Sub-Advisory Agreement, dated November 3, 2025, by and between the Company and PNC Steel City Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.3

Administration Agreement, dated November 3, 2025, by and between the Company and TCW Asset Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.4

Revolving Credit Agreement dated as of April 21, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.5

First Amendment to Revolving Credit Agreement dated as of October 24, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.6

Second Amendment to Revolving Credit Agreement dated as of December 16, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.7

Loan and Servicing Agreement dated as of January 23, 2026, by and among Barings Direct Investments LLC, as administrative agent for the lenders, (in such capacity, the Administrative Agent), and City National Bank, as Revolving Administrative Agent, and the Facility Servicer, Portfolio Asset Servicer, and Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

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

TCW STEEL CITY SENIOR LENDING BDC
Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer