Form 10-Q
period 2026-09-30
TCW Steel City Senior Lending BDC
filed 2026-11-13
CIK 2043133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common shares. The number of the Registrant’s common shares outstanding at November 12, 2026 was 19,659,875.

TCW STEEL CITY SENIOR LENDING BDC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

Table of Contents

		PAGE
	INDEX	NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	8
	Consolidated Statement of Operations for the three and nine months ended September 30, 2026 (unaudited), for the three months ended September 30, 2025 (unaudited) and for the period from February 5, 2025 (Inception) to September 30, 2025 (unaudited)	9
	Consolidated Statement of Changes in Net Assets for the three and nine months ended September 30, 2026 (unaudited), for the three months ended September 30, 2025 (unaudited) and for the period from February 5, 2025 (Inception) to September 30, 2025 (unaudited)	10
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 (unaudited) and for the period from February 5, 2025 (Inception) to September 30, 2025 (unaudited)	12
	Notes to Consolidated Financial Statements (unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
SIGNATURES		53

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Building Products
	Patriot MCN Buyer Corp., (McNichols)	10/01/25	Term Loan - 8.35% (SOFR + 4.50%, 1.75% Floor)	10.4%	$39,502,201	10/01/31	$39,146,298	$39,502,201
	Tangent Technologies Holdings, LLC	07/31/26	Term Loan - 9.15% (SOFR + 5.25%, 1.00% Floor)	7.5%	28,771,441	08/02/32	28,361,182	28,454,956
	Tangent Technologies Holdings, LLC	07/31/26	Revolver - 9.32% (SOFR + 5.25%, 1.00% Floor)	0.1%	416,977	08/02/32	416,977	412,391
				18.0%			67,924,457	68,369,548
Capital Markets
	Tidal Investments LLC	08/29/25	Term Loan - 9.07% (SOFR + 5.00%, 1.50% Floor)	11.9%	45,195,652	08/29/30	44,714,186	45,195,652
				11.9%			44,714,186	45,195,652
Commercial Services & Supplies
	Evaaro Bidco, Inc., (Keg Logistics)	04/17/26	Term Loan - 8.75% (SOFR + 5.00%, 1.00% Floor)	3.3%	12,603,513	04/04/32	12,419,509	12,490,082
	Brindlee Fire Intermediate, LLC	07/02/26	Term Loan - 9.57% (SOFR + 5.50%, 1.00% Floor)	9.5%	36,343,447	07/02/31	35,863,672	36,045,431
	Brindlee Fire Intermediate, LLC	07/02/26	Revolver - 9.55% (SOFR + 5.50%, 1.00% Floor)	0.5%	1,965,058	07/02/31	1,965,058	1,948,945
				13.3%			50,248,239	50,484,458
Construction Materials
	Charter Industries Holdings LLC	10/01/25	Term Loan - 8.49% (SOFR + 4.75%, 0.75% Floor)	9.6%	36,647,727	10/01/32	36,408,371	36,427,841
				9.6%			36,408,371	36,427,841
Electrical Equipment
	Centaur Holdings III LLC (Copperweld)	09/05/25	Revolver - 8.57% (SOFR + 4.50%, 0.75% Floor)	0.8%	2,875,000	09/05/31	2,875,000	2,875,000
	Centaur Holdings III LLC (Copperweld)	09/05/25	Term Loan - 8.57% (SOFR + 4.50%, 0.75% Floor)	10.7%	40,320,313	09/05/31	39,914,360	40,723,516
	Centaur Holdings III LLC (Copperweld)	09/05/25	Delayed Draw Term Loan - 8.57% (SOFR + 4.50%, 0.75% Floor)	0.7%	2,487,500	09/05/31	2,487,500	2,487,500
				12.2%			45,276,860	46,086,016
Food Products
	Frost Buyer, LLC (CraftMark)	05/06/25	Delayed Draw Term Loan - 9.07% (SOFR + 5.25%, 1.00% Floor)	0.3%	1,040,518	05/06/31	1,040,518	1,033,234
	Frost Buyer, LLC (CraftMark)	05/06/25	Revolver - 9.07% (SOFR + 5.25%, 1.00% Floor)	1.0%	3,846,154	05/06/31	3,846,154	3,819,231
	Frost Buyer, LLC (CraftMark)	05/06/25	Term Loan - 9.07% (SOFR + 5.25%, 1.00% Floor)	9.3%	35,538,462	05/06/31	34,948,123	35,289,692
				10.6%			39,834,795	40,142,157
Health Care Providers & Services
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Term Loan - 9.40% (SOFR + 5.50%, 1.00% Floor)	4.7%	17,905,667	05/12/31	17,589,376	17,780,328
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Revolver - 9.40% (SOFR + 5.50%, 1.00% Floor)	0.2%	604,709	05/12/31	604,709	600,476
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Delayed Draw Term Loan A - 9.40% (SOFR + 5.50%, 1.00% Floor)	0.8%	3,061,563	05/12/31	3,061,563	3,040,133
	Everest Acquisitionco, LLC (Lone Peak Dental)	05/12/26	Delayed Draw Term Loan B - 9.40% (SOFR + 5.50%, 1.00% Floor)	0.3%	1,167,285	05/12/31	1,167,285	1,159,114
				6.0%			22,422,933	22,580,051

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares/Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (Continued)(1)
IT Services
	Nexcess Digital Corp. (f/k/a CloudOne Digital Corp.)	08/05/25	Term Loan - 8.51% (SOFR + 4.75%, 1.00% Floor)	11.2%	$42,362,805	08/05/31	$41,951,626	$42,320,442
				11.2%			41,951,626	42,320,442
Marine Transportation
	NABRICO Marine Products, Inc. (Arcosa Marine)	04/01/26	Term Loan - 9.07% (SOFR + 5.00%, 0.75% Floor)	10.9%	40,962,662	04/01/32	40,531,199	41,372,289
	NABRICO Marine Products, Inc. (Arcosa Marine)	04/01/26	Revolver - 9.26% (SOFR + 5.00%, 0.75% Floor)	0.4%	1,623,377	04/01/32	1,623,377	1,623,377
				11.3%			42,154,576	42,995,666
Personal Care Products
	Designs for Health, Inc.	10/16/25	Term Loan B - 8.29% (SOFR + 4.50%, 0.75% Floor)	10.4%	39,276,316	10/16/30	39,093,484	39,433,421
				10.4%			39,093,484	39,433,421
Professional Services
	TechServ Operations, LLC	05/15/25	Term Loan - 8.50% (SOFR + 4.75%, 1.00% Floor)	11.6%	43,906,455	05/15/32	43,595,261	43,862,549
	Orion Services Group, LLC	09/22/26	Term Loan - 9.27% (SOFR + 5.25%, 1.00% Floor)	1.7%	6,629,887	01/22/32	6,523,083	6,563,588
	Revenew International, LLC	08/26/26	Term Loan - 8.81% (SOFR + 5.00%, 1.00% Floor)	5.7%	22,086,030	08/26/31	21,730,824	21,754,739
	Revenew International, LLC	08/26/26	Revolver - 8.81% (SOFR + 5.00%, 1.00% Floor)	0.6%	2,233,643	08/26/31	2,233,643	2,200,138
				19.6%			74,082,811	74,381,014
Software
	Three Rivers Buyer, Inc. (Grant Street)	11/03/25	Term Loan B - 8.52% (SOFR + 4.75%, 0.75% Floor)	3.8%	14,505,769	11/03/31	14,392,305	14,389,723
				3.8%			14,392,305	14,389,723
	Total Debt Investments			137.9%			518,504,643	522,805,989
	EQUITY
Capital Markets
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Common Units	0.2%	125,000		125,000	772,000
	TFG Parent Holdings, LLC (Tidal)(2)(4)	08/29/25	Class A Preferred Units	0.3%	1,125		1,125,000	1,226,000
				0.5%			1,250,000	1,998,000
	Total Equity Investments			0.5%			1,250,000	1,998,000
	Total Debt & Equity Investments(3)			138.4%			519,754,643	524,803,989
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)			2.7%	10,062,443		10,062,443	10,062,443
	Total Cash Equivalents			2.7%	10,062,443		10,062,443	10,062,443
	Short-term Investments
	U.S. Treasury Bill, Yield 4.18%, Maturity Date 01/26/27			67.6%	260,000,000		256,562,963	256,562,963
	Total Short-term Investments			67.6%	260,000,000		256,562,963	256,562,963
	Total Investments (208.7%)						$786,380,049	$791,429,395
	Net unrealized depreciation on unfunded commitments (-0.2%)							(570,292)
	Liabilities in Excess of Other Assets (-108.5%)							$(411,568,765)
	Net Assets (100.0%)							$379,290,338

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(2)
Non-income producing.

(3)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(4)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $1,998,000, or 0.2% of the Company’s total assets.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $237,699,304 and $57,663,014, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW Steel City Senior Lending BDC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except share data)

September 30, 2026

	As of September 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $519,755 and $338,508, respectively)	$524,804	$340,851
Cash and cash equivalents	14,969	3,299
Short-term investments	256,563	380,627
Trades receivable	39,803	—
Interest income receivable	4,076	1,981
Receivable for investment sold	108	—
Deferred financing costs	714	1,166
Prepaid and other assets	20	63
Total Assets	$841,057	$727,987
Liabilities
Payable for short-term investments purchased	$256,563	$380,627
Term loan (net of $4,671 and $0 of deferred financing costs, respectively)	125,329	—
Revolving credit facilities payable	73,900	223,785
Interest and credit facility expense payable	2,386	1,033
Net income incentive fee payable	1,030	—
Management fees payable	884	123
Unrealized depreciation on unfunded commitments	570	564
Administration fees payable	456	264
Capital gains incentive fee payable	337	—
Organizational costs payable	—	766
Due to advisor	—	2,029
Other accrued expenses and other liabilities	312	72
Total Liabilities	461,767	609,263
Commitments and Contingencies (Note 5)
Net Assets
Common shares, $0.01 par value, unlimited shares authorized, 18,978,159 and 6,014,515 shares issued and outstanding, respectively	190	60
Additional paid in capital	377,271	119,593
Accumulated underdistributed/(overdistributed) earnings	1,829	(929)
Total Net Assets	379,290	118,724
Total Liabilities and Net Assets	$841,057	$727,987
Net Asset Value Per Common Share (Note 11)	$19.99	$19.74

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

September 30, 2026

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$13,193	$2,417	$32,096	$2,895
Total investment income	13,193	2,417	32,096	2,895
Expenses
Interest and credit facility expenses	3,431	1,340	10,479	1,823
Net income incentive fees	1,030	—	2,196	—
Management fees	884	—	2,015	—
Interest expense on repurchase transactions	826	—	826	—
Organizational costs	117	325	540	1,190
Professional fees	155	39	474	54
Administrative fees	161	81	456	135
Capital gains incentive fees	30	—	337	—
Trustees’ fees	92	—	297	—
Legal fees	—	126	—	126
Other expenses	68	52	210	62
Total expenses	6,794	1,963	17,830	3,390
Net investment income (loss)	6,399	454	14,266	(495)
Net realized and unrealized gain on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	215	947	2,699	818
Net realized gain on short-term investments	780	—	749	—
Net realized and unrealized gain on investments	995	947	3,448	818
Net increase in Net Assets from operations	$7,394	$1,401	$17,714	$323
Basic and diluted:
Earnings per common share	$0.39	N/A	$1.18	N/A
Weighted average common shares outstanding	18,978,159	N/A	14,962,132	N/A

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Net Assets (Unaudited)

(Dollar amounts in thousands, except share data)

September 30, 2026

	Common Shares	Common Shares Par Value	Additional paid-in capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Net Assets at January 1, 2026	6,014,515	$60	$119,593	$(929)	$118,724
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,876	3,876
Net realized loss on investments	—	—	—	(12)	(12)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	1,415	1,415
Net Increase in Net Assets Resulting from Common Share Transactions
Issuance of common shares	6,079,159	61	119,939	—	120,000
Total Increase in Net Assets for the three months ended March 31, 2026	6,079,159	61	119,939	5,279	125,279
Net Assets at March 31, 2026	12,093,674	121	239,532	4,350	244,003
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,991	3,991
Net realized loss on investments	—	—	—	(19)	(19)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	1,069	1,069
Distributions to Shareholders from:
Distributable earnings	—	—	—	(8,124)	(8,124)
Net Increase in Net Assets Resulting from Common Share Transactions
Issuance of common shares	1,912,451	19	38,567	—	38,586
Total Increase (Decrease) in Net Assets for the three months ended June 30, 2026	1,912,451	19	38,567	(3,083)	35,503
Net Assets at June 30, 2026	14,006,125	140	278,099	1,267	279,506
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	—	—	—	6,399	6,399
Net realized gain on investments	—	—	—	780	780
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	215	215
Distributions to Shareholders from:
Distributable earnings	—	—	—	(6,832)	(6,832)
Net Increase in Net Assets Resulting from Capital Activity:
Issuance of common shares	4,972,034	50	99,172	—	99,222
Total Increase in Net Assets for the three months ended September 30, 2026	4,972,034	50	99,172	562	99,784
Net Assets at September 30, 2026	18,978,159	$190	$377,271	$1,829	$379,290

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Changes in Net Assets (Unaudited)

(Dollar amounts in thousands, except share data)

September 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
Net Assets at February 5, 2025 (Inception)	$—	$—	$—
Net Decrease in Net Assets Resulting from Operations:
Net investment loss	—	(839)	(839)
Net Decrease in Net Assets Resulting from Capital Activity:
Offering costs	(20)	—	(20)
Total Decrease in Net Assets from Inception to March 31, 2025	(20)	(839)	(859)
Net Assets at March 31, 2025	(20)	(839)	(859)
Net Decrease in Net Assets Resulting from Operations:
Net investment loss	—	(110)	(110)
Net change in unrealized appreciation/(depreciation) on investments	—	(129)	(129)
Total Decrease in Net Assets for the three months ended June 30, 2025	—	(239)	(239)
Net Assets at June 30, 2025	(20)	(1,078)	(1,098)
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	454	454
Net change in unrealized appreciation/(depreciation) on investments	—	947	947
Net Increase (Decrease) in Net Assets Resulting from Capital Activity:
Contributions	120,000	—	120,000
Offering costs	(13)	—	(13)
Total Increase in Net Assets for the three months ended September 30, 2025	119,987	1,401	121,388
Net Assets at September 30, 2025	$119,967	$323	$120,290

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Consolidated Statement of Cash Flows (Unaudited)

(Dollar amounts in thousands, except share data)

September 30, 2026

	For the nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$17,714	$323
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(237,699)	(213,321)
Purchases of short-term investments	(983,709)	—
Proceeds from sales and paydowns of investments	57,663	3,596
Proceeds from sales of short-term investments	1,108,522	—
Realized gain on short-term investments	(749)	—
Change in net unrealized (appreciation)/depreciation on investments	(2,699)	(818)
Amortization of premium and accretion of discount, net	(1,211)	(73)
Amortization of deferred offering costs	34	—
Amortization of deferred financing costs	1,123	200
Increase (decrease) in operating assets and liabilities:
(Increase) decrease trades receivable	(39,803)	—
(Increase) decrease in interest income receivable	(2,095)	(1,966)
(Increase) decrease in receivable for investment sold	(108)	(87)
(Increase) decrease in prepaid and other assets	43	(74)
Increase (decrease) in organization costs payable to Advisor	—	1,043
Increase (decrease) in payable for short-term investments purchased	(124,064)	—
Increase (decrease) in due to Advisor	(2,029)	—
Increase (decrease) in interest and credit facility expense payable	1,353	579
Increase (decrease) in organizational costs payable	(766)	—
Increase (decrease) in offering costs payable to Advisor	—	20
Increase (decrease) in net income incentive fee payable	1,030	—
Increase (decrease) in capital gains incentive fee payable	337	—
Increase (decrease) in management fees payable	761	—
Increase (decrease) in administration fees payable	192	—
Increase (decrease) in other accrued expenses and other liabilities	240	205
Net cash used in operating activities	(205,920)	(210,373)
Cash Flows from Financing Activities
Contribution from Shareholders	257,808	120,000
Distributions to Shareholders from distributable earnings	(14,956)	—
Offering costs	(34)	(33)
Deferred financing costs paid	(5,343)	(1,503)
Proceeds from credit facilities	290,800	143,085
Repayment of credit facilities	(310,685)	(50,000)
Net cash provided by financing activities	217,590	211,549
Net increase in cash and cash equivalents	11,670	1,176
Cash and cash equivalents, beginning of period	3,299	—
Cash and cash equivalents, end of period	$14,969	$1,176
Supplemental and non-cash financing activities
Interest expense paid	$6,516	$983
Non-cash purchases of investments due to reorganization	$(6,860)	$—
Non-cash sales of investments due to reorganization	$6,860	$—
Proceeds from secured borrowing	$346,616	$—
Payment to secured borrowing	$(346,616)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except share data)

September 30, 2026

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

On September 9, 2025, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On September 16, 2026, the Company filed an election to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company is required to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

As of September 30, 2026, the Company has one wholly-owned subsidiary, TSC BDC Financing 1 LLC, a single member Delaware limited liability company designed to hold special purpose financing of the Company.

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

Term: The term of the Company commenced on October 14, 2024 and shall continue until the Company is dissolved and terminated pursuant to Article IX.1 of the Amended and Restated Declaration & Agreement of Trust entered into on January 23, 2026 (the “Declaration of Trust”).

Capital Commitments: On the Inception Date, the Company began accepting subscription agreements from investors for the private sale of its Units. Upon conversion, the Units were converted into Common Shares and the Company began accepting subscription agreements from investors for the private sale of its Common Shares. As of September 30, 2026, the Company has sold 18,978,159 Common Shares for an aggregate offering price of $377,808. Each Shareholder is obligated to contribute capital equal to their respective Capital Commitment to the Company. The sale of the Common Shares was made pursuant to subscription agreements entered into by the Company and each investor. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Share generally upon at least ten business days’ prior written notice to the Shareholders. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

On January 5, 2026, the Company received $120,000 from capital call proceeds, relating to the issuance of 6,079,159 Common Shares. On April 1, 2026, the Company received $38,586 from capital call proceeds, relating to the issuance of 1,912,451 Common Shares. On July 1, 2026, the Company received $99,222 from capital call proceeds relating to the issuance of 4,972,034 Common Shares.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

1.
Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Shareholders as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, percentage of Commitments funded and the number of subscribed for Common Shares of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Common Shares
Shareholder	$597,043	$219,235	63.3%	18,978,159

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

The Recallable Amount as of September 30, 2026 was $314.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements, (ii) the reported amounts of income and expenses during the periods presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

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

September 30, 2026

2.
Significant Accounting Policies (Continued)

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Although the Company does not currently expect the Advisor to originate a significant amount of investments for the Company with the use of interest income paid-in-kind (“PIK”) interest features, from time to time the Company may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period from Inception Date to September 30, 2025, the Company did not earn any PIK interest income.

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

Organizational and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized as deferred offering costs on the Company’s Consolidated Statement of Assets and Liabilities and are amortized over a 12-month period from incurrence on the Company’s Consolidated Statement of Operations. The Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to the Company through the Common Shares (in aggregate, the “Commitments”) of the Company for organizational and offering costs in connection with the offering of the Common Shares. Organizational costs are expensed as incurred and since inception, the Company has incurred $4,900 in organizational costs, of which $117 and $540 was expensed during the three and nine months ended September 30, 2026, respectively. Prior to Conversion, the Company incurred $33 in offering costs which were charged to partners' capital. During the nine months ended September 30, 2026, the Company has incurred $34 in offering costs of which $0 are deferred offering costs, and $30 and $34 have been amortized as an expense for the three and nine months ended September 30, 2026, respectively. Such amounts are recorded in other expenses on the Company’s Consolidated Statement of Operations.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

2.
Significant Accounting Policies (Continued)

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents are comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the time of acquisition and one year or less from the balance sheet date to be short-term investments. As of September 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Income Taxes: The Company has elected to be regulated as a BDC under the 1940 Act. The Company has also elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$522,806	$522,806
Equity	—	—	1,998	1,998
Short- term investments	256,563	—	—	256,563
Cash equivalents	10,062	—	—	10,062
Total	$266,625	$—	$524,804	$791,429

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

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$461,146	$1,879	$463,025
Purchases	112,291	—	112,291
Sales and paydowns of investments	(51,484)	—	(51,484)
Amortization of premium and accretion of discount, net	762	—	762
Net change in unrealized appreciation/(depreciation)	91	119	210
Balance, September 30, 2026	$522,806	$1,998	$524,804
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$91	$119	$210

	Debt	Equity	Total
Balance, January 1, 2026	$339,498	$1,353	$340,851
Purchases, including payments received in-kind	244,559	—	244,559
Sales and paydowns of investments	(64,523)	—	(64,523)
Amortization of premium and accretion of discount, net	1,211	—	1,211
Net change in unrealized appreciation/(depreciation)	2,061	645	2,706
Balance, September 30, 2026	$522,806	$1,998	$524,804
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$2,061	$645	$2,706

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended September 30, 2025 and the period from Inception Date to September 30, 2025.

	Debt	Equity	Total
Balance, July 1, 2025	$35,181	$—	$35,181
Purchases, including payments received in-kind	176,457	1,250	177,707
Sales and paydowns of investments	(3,106)	—	(3,106)
Amortization of premium and accretion of discount, net	62	—	62
Net change in unrealized appreciation/(depreciation)	1,119	31	1,150
Balance, September 30, 2025	$209,713	$1,281	$210,994
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$1,119	$31	$1,150

	Debt	Equity	Total
Balance, February 5, 2025 (Inception)	$—	$—	$—
Purchases, including payments received in-kind	212,071	1,250	213,321
Sales and paydowns of investments	(3,596)	—	(3,596)
Amortization of premium and accretion of discount, net	73	—	73
Net change in unrealized appreciation/(depreciation)	1,165	31	1,196
Balance, September 30, 2025	$209,713	$1,281	$210,994
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$1,165	$31	$1,196

The Company did not have any transfers between levels during the three and nine months ended September 30, 2026, the three months ended September 30, 2025 or the period from Inception Date to September 30, 2025.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

3.
Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$516,242	Income Method	Discount Rate	8.8% to 11.4%	10.0%	Decrease
Debt	$6,564	Market Method	Indicative Bid	99.0% to 99.0%	99.0%	Increase
Equity	$1,998	Market Method	EBITDA Multiple	7.5x to 8.5x	8.0x	Increase

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

4.
Agreements and Related Party Transactions

Advisory Agreement: On November 3, 2025, the Company entered into the Investment Advisory and Management Agreement (the “Advisory Agreement”) with TCW PT Management Company LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisory Agreement became effective upon its execution. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Board who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Advisor or any of their respective affiliates (the “Independent Trustees”). The Advisory Agreement will automatically terminate in the event of an assignment by the Advisor.

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

September 30, 2026

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

For the three and nine months ended September 30, 2026, Management Fees incurred were $884 and $2,015, respectively, and $884 remained payable as of September 30, 2026. For the three months ended September 30, 2025 and the period from Inception Date to September 30, 2025, the Company did not incur any management fees.

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

September 30, 2026

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

The Company includes unrealized gains in the calculation of the Capital Gains Incentive Fee expense and related accrued Capital Gains Incentive Fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the three and nine months ended September 30, 2026, Net Income Incentive Fees incurred were $1,030 and $2,196, respectively. For the three months ended September 30, 2025 and the period from Inception Date to September 30, 2025, the Company did not incur any Net Income Incentive Fees. As of September 30, 2026 and December 31, 2025, the Company’s Net Income Incentive Fee payable to the Advisor was $1,030 and $0, respectively.

For the three and nine months ended September 30, 2026, Capital Gains Incentive Fees incurred were $30 and $337, respectively. For the three months ended September 30, 2025 and the period from Inception Date to September 30, 2025, the Company did not incur any Capital Gains Incentive Fees. As of September 30, 2026 and December 31, 2025, the Company’s Capital Gains Incentive Fee payable to the Advisor was $337 and $0, respectively.

Sub-Advisory Agreement: On November 3, 2025, the Company entered into the Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”) with PNC Steel City Advisors, LLC (the “Sub-Advisor”), a registered investment adviser under the Advisers Act. The Sub-Advisory Agreement became effective upon its execution. Unless earlier terminated, the Sub-Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities and (ii) the vote of a majority of the Independent Trustees. The Sub-Advisory Agreement will automatically terminate in the event of a termination of the Advisory Agreement.

The Sub-Advisor is responsible for, among other things: originating loan opportunities sourced through PNC Capital Markets LLC (“PNCCM”), an affiliate of The PNC Financial Services Group, Inc, (together with its controlled affiliates, as the context may require (“PNC”), relying on PNC’s network; coordinating with the Advisor’s Investment Committee on investment recommendations; and providing such support as necessary in connection with the ongoing monitoring, evaluation and valuation of portfolio investments. The Sub-Advisor will also participate in loan and portfolio reviews.

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

September 30, 2026

4.
Agreements and Related Party Transactions (Continued)

Administration Agreement: On November 3, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company LLC (in such capacity, the “Administrator”). Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services, oversees the maintenance of the Company’s financial records and otherwise assists with the Company’s compliance with BDC and RIC rules, monitors the payment of expenses, oversees the performance of administrative and professional services rendered to the Company by others, is responsible for the financial and other records that the Company is required to maintain, prepares and disseminates reports to the Shareholders and reports and other materials to be filed with the SEC or other regulators, assists the Company in determining and publishing (as necessary or appropriate) its net asset value, oversees the preparation and filing of tax returns, generally oversees the payment of expenses and provides such other services as the Administrator, subject to review of the Company’s Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator may perform these services directly, may delegate some or all of them through the retention of a sub-administrator and may remove or replace any sub-administrator.

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

September 30, 2026

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

September 30, 2026

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

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

5.
Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Brindlee Fire Intermediate, LLC	Revolver	July 2031	$2,087	$17	$—	$—
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	3,750	—	3,750	—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	2,125	—	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	41	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	27	4,545	45
Nexcess Digital Corp.	Revolver	August 2031	7,317	7	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	—	10,526	105
Evaaro Bidco, Inc., (Keg Logistics)	Delayed Draw Term Loan	April 2028	3,355	30	—	—
Evaaro Bidco, Inc., (Keg Logistics)	Revolver	April 2032	1,678	15	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	May 2028	9,095	64	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Revolver	May 2031	2,475	17	—	—
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	—	—	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	1,282	9	3,846	31
NABRICO Marine Products, Inc. (Arcosa Marine)	Revolver	April 2032	4,870	—	—	—
Orion Services Group, LLC	Delayed Draw Term Loan	September 2028	12,562	126	—	—
Orion Services Group, LLC	Revolver	January 2032	1,396	14	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	—	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	—	7,218	101
Revenew International, LLC	Delayed Draw Term Loan	August 2028	5,522	83	—	—
Revenew International, LLC	Revolver	August 2031	1,907	29	—	—
Tangent Technologies Holdings, LLC	Revolver	August 2032	4,587	50	—	—
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	—	—	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	6	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	35	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$112,059	$570	$80,872	$564

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

5.
Commitments and Contingencies (Continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

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

6.
Net Assets

The Company’s Common Share activity for the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and the period from Inception Date to September 30, 2025 was as follows (See Note 1):

	Three months ended September 30,		Nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Common Shares at beginning of period	14,006,125	—	6,014,515	—
Common Shares issued and committed during the period	4,972,034	—	12,963,644	—
Common Shares issued and committed at end of period	18,978,159	—	18,978,159	—

No deemed distributions and contributions were processed during the three and nine months ended September 30, 2026.

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

On August 28, 2025, the Maximum Commitment increased to $200,000.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) the Company’s right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under the Company’s operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2026, the Company was in compliance with such covenants.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

7.
Credit Facilities (Continued)

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

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2026 and December 31, 2025 was as follows:

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – September 30, 2026	$475,000	$130,000	$184,953
Subscription Based Credit Facility – September 30, 2026	$200,000	$73,900	$46,328
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $130,000 and $0, respectively, of Term Loan and $0 and $0, respectively of revolving credit lines.

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

As of September 30, 2026 and December 31, 2025, $714 and $1,166, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4,671 and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

A reconciliation of amounts presented on the Company’s Consolidated Statements of Assets and Liabilities versus amounts outstanding on the Term Loan is as follows:

	As of September 30, 2026	As of December 31, 2025
Principal amount outstanding on Term Loan	$130,000	$—
Deferred financing costs	(4,671)	—
Term Loan (as presented on the Consolidated Statements of Assets and Liabilities)	$125,329	$—

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

7.
Credit Facilities (Continued)

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company performance; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period from Inception Date to September 30, 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,393	$1,109	$7,610	$1,460
Undrawn commitment fees	608	71	1,633	133
Administrative fees	56	15	113	30
Amortization of deferred financing costs	374	145	1,123	200
Total	$3,431	$1,340	$10,479	$1,823
Weighted average interest rate	6.13%	6.56%	6.04%	6.56%
Average outstanding balance	$152,705	$66,137	$166,097	$33,681

8.
Repurchase Transactions

The Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

The Repurchase Transactions entered into during the nine months ended September 30, 2026, had an average principal balance of $305,860 and a weighted average interest rate of 3.79%. The Company did not enter into any Repurchase Transactions during the nine months ended September 30, 2025.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2026 was a net loss of $77 (comprised of interest expense of $826 net of realized gains on short-term investments of $749).

The Company had no outstanding Repurchase Obligations as of September 30, 2026 and December 31, 2025. Interest expense incurred under these Repurchase Transactions was $826 and $826 for the three and nine months ended September 30, 2026, respectively.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

9.
Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$786,380	$721,786
Unrealized appreciation	$5,174	$2,831
Unrealized depreciation	$(125)	$(487)
Net unrealized appreciation on investments	$5,049	$2,344

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

10.
Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in net assets from operations, changes in net assets from Company Common Share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as net assets, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

11.
Financial Highlights

Selected data for a Common Share outstanding throughout the nine months ended September 30, 2026 is presented below. The financial highlights for the period from Inception to September 30, 2025, including the internal rate of return, net investment loss ratio and expense ratios, have not been presented as they are not meaningful due to the lack of drawn capital during the period.

For the nine months ended September 30,
2026
Net Asset Value Per Share, Beginning of Period	$19.74
Income from Investment Operations:
Net investment income(1)	0.95
Net realized and unrealized gain(1)	0.23
Total income from investment operations	1.18
Less Distributions:
From net investment income(2)	(0.93)
Total distributions	(0.93)
Net Asset Value Per Share, End of Period	$19.99
Shareholder Total Return(3)(4)	5.98%
Shareholder IRR before incentive fee(5)	8.19%
Shareholder IRR(5)	7.20%
Ratios and Supplemental Data:
Net Assets, end of period	$379,290
Common Shares outstanding, end of period	18,978,159
Ratios based on average net assets:
Ratio of total expenses to average net assets(6)	8.34%
Ratio of financing cost to average net assets(4)	3.70%
Ratio of net investment income to average net assets(6)	6.80%
Ratio of net income incentive fees to average net assets(7)	1.04%
Ratio of capital gains incentive fees to average net assets(7)	0.16%
Credit facilities payable	203,900
Asset coverage ratio	2.86
Portfolio turnover rate(4)	13.20%
(1)
Net investment income and net realized and unrealized gain per share data was calculated using the Weighted Average Shares Outstanding as of September 30, 2026.
(2)
Distributions per share data was calculated using the 14,006,125 Common Shares issued and outstanding as of June 30, 2026 and the 18,978,159 Common Shares issued and outstanding as of September 30, 2026.
(3)
The Total Return for the nine months ended September 30, 2026 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Shareholders during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return ("IRR") since inception for the Shareholders, after management fees, financing costs and operating expenses, but before incentive fees is 8.19%. The IRR since inception for the Shareholders, after management fees, financing costs and operating expenses, is 7.20% through September 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Shareholders (contributions from and distributions to the Shareholders) and the net assets (residual value) of the capital accounts at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized except for organizational costs.
(7)
Annualized.

TCW Steel City Senior Lending BDC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except share data)

September 30, 2026

12.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2026, the Company received $13,625 from capital call proceeds relating to the issuance of 681,716 Common Shares.

On October 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on October 26, 2026 with a principal amount of $257,134.

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

We are an externally managed, non-diversified, closed-end management investment company. On September 9, 2025, we filed an election to be regulated as a BDC under the 1940 Act. On September 16, 2026, we elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and will make such an election beginning with the taxable year ending December 31, 2025. As a BDC and a RIC, we are, and will be required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

On January 5, 2026, we received $120.0 million from capital call proceeds, relating to the issuance of 6,079,159 Common Shares. On April 1, 2026, we received $38.6 million from capital call proceeds, relating to the issuance of 1,912,451 Common Shares. On July 1, 2026, we received $99.2 million from capital call proceeds relating to the issuance of 4,972,034 Common Shares.

We commenced operations during the first quarter of fiscal year 2025.

As of September 30, 2026, we have one wholly-owned subsidiary, TSC BDC Financing 1 LLC, a single member Delaware limited liability company designed to hold special purpose financing of ours.

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

“Advisor Expenses” means overhead and operating and administrative expenses incurred by or on behalf of the Advisor or any of its affiliates, including us, in connection with maintaining and operating the Advisor’s office, including salaries and other compensation (including compensation due to its officers), rent, routine office equipment expense and liability and insurance premiums (other than (i) those incurred in maintaining fidelity bonds and Indemnitee insurance policies and (ii) the allocable portion of the Administrator’s overhead in performing its obligations), in furtherance of providing investment management services for us. Advisor Expenses shall also include any expenses incurred by the Advisor or its affiliates in connection with the Advisor’s registration as an investment adviser under the Investment Advisers Act of 1940, or with its compliance as a registered investment adviser thereunder.

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

Costs incurred to organize the Company are expensed as incurred. Offering costs are capitalized and deferred and are amortized over a 12-month period from incurrence. Since inception, we have expensed $4.9 million in organizational costs, of which $0.1 million and $0.5 million was expensed during the three and nine months ended September 30, 2026, respectively. Prior to Conversion, we incurred $33.0 thousand of offering costs which were charged directly to partners' capital. During the nine months ended September 30, 2026, we have incurred $34.0 thousand in offering costs, of which $0 are capitalized on our Consolidated Statement of Assets and Liabilities and $30.0 thousand and $34.0 thousand have been amortized as an expense for the three and nine months ended September 30, 2026, respectively. Such amounts are recorded in other expenses on our Consolidated Statement of Operations.

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

Although we do not currently expect the Advisor to originate a significant amount of investments for us with the use of PIK interest features, from time to time we may make investments that contain such features or that subsequently incorporate such features after origination. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, the three months ended September 30, 2025, and for the period from Inception Date to September 30, 2025 we did not earn any PIK interest income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of 27 debt investments and two equity investments. Based on fair values as of September 30, 2026, our portfolio was 99.6% invested in debt investments which were all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

As of December 31, 2025, our portfolio consisted of 13 debt investments and two equity investments. Based on fair values as of December 31, 2025, our portfolio was 99.6% invested in debt investments which were all senior secured term loans and revolving loans and 0.4% invested in equity investments which were common units and preferred units.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Professional Services	14%
Building Products	13%
Commercial Services & Supplies	10%
Capital Markets	9%
Electrical Equipment	9%
Marine Transportation	8%
IT Services	8%
Food Products	8%
Personal Care Products	7%
Construction Materials	7%
Health Care Providers & Services	4%
Software	3%
Total	100%

Interest income including interest income paid-in-kind, was $13.2 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively.

Interest income including interest income paid-in-kind, was $32.1 million and $2.9 million for the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025, respectively.

Results of Operations

Our operating results for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period from Inception Date to September 30, 2025, were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Total investment income	$13,193	$2,417	$32,096	$2,895
Total expenses	6,794	1,963	17,830	3,390
Net investment income (loss)	6,399	454	14,266	(495)
Net change in unrealized appreciation/(depreciation) on investments	215	947	2,699	818
Net realized gain on short-term investments	780	—	749	—
Net increase in Net Assets from operations	$7,394	$1,401	$17,714	$323

Total investment income

Total investment income for the three months ended September 30, 2026 and 2025 was $13.2 million and $2.4 million, respectively. Total investment income for the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025 was $32.1 million and $2.9 million, respectively. The increase in total investment income for the three and nine months ended September 30, 2026 compared to the three months ended September 30, 2025 and period from Inception Date to September 30, 2025 was attributable to the increase in the number of debt investments in our portfolio, which increased to 27 debt investments as of September 30, 2026 from seven debt investments as of September 30, 2025.

Total Expenses

Expenses for three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period from Inception Date to September 30, 2025, were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Expenses
Interest and credit facility expenses	$3,431	$1,340	$10,479	$1,823
Net income incentive fees	1,030	—	2,196	—
Management fees	884	—	2,015	—
Interest expense on repurchase transactions	826	—	826	—
Organizational costs	117	325	540	1,190
Professional fees	155	39	474	54
Administrative fees	161	81	456	135
Capital gains incentive fees	30	—	337	—
Trustees’ fees	92	—	297	—
Legal fees	—	126	—	126
Other expenses	68	52	210	62
Total expenses	$6,794	$1,963	$17,830	$3,390

Our total expenses for the three months ended September 30, 2026 and 2025 were $6.8 million and $2.0 million, respectively. Our total expenses included management fees attributed to the Advisor of $0.9 million and $0; net income incentive fees of $1.0 million and $0; and capital gains incentive fees of $30.0 thousand and $0, for the three months ended September 30, 2026 and 2025, respectively.

Our total expenses for the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025 were $17.8 million and $3.4 million, respectively. Our total expenses included management fees attributed to the Advisor of $2.0 million and $0; net income incentive fees of $2.2 million and $0; and capital gains incentive fees of $0.3 million and $0, for the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025, respectively.

The increase in total expenses for the three and nine months ended September 30, 2026 compared to the three months ended September 30, 2025 and period from Inception Date to September 30, 2025 was primarily attributable to an increase in interest and credit facility expenses which increased due to an increase in our average outstanding principal balance. Net income incentive fees also increased due to increases in net investment income, as described below. Management fees also increased due to the increase in the size of the portfolio of our debt investments, as described above.

Net investment income (loss)

Net investment income (loss) for the three months ended September 30, 2026 and 2025 was $6.4 million and $0.5 million, respectively. Net investment income (loss) for the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025 was $14.3 million and $(0.5) million, respectively.

The increase in our net investment income for the three and nine months ended September 30, 2026 compared to the three months ended September 30, 2025 and the period from Inception Date to September 30, 2025 was primarily due to the increase in total investment income partially offset by the increase to total expenses, as described above.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Leg Purchaser Inc., (Labrie)	Term Loan	$(1,655)	*
Orion Services Group, LLC	Delayed Draw Term Loan	(126)
Charter Industries Holdings LLC	Term Loan	102
Everest Acquisitionco, LLC (Lone Peak Dental)	Term Loan	102
TFG Parent Holdings, LLC (Tidal)	Class A Common Units	144
Designs for Health, Inc.	Term Loan B	145
Brindlee Fire Intermediate, LLC	Term Loan	182
TechServ Operations, LLC	Term Loan	347
NABRICO Marine Products, Inc. (Arcosa Marine)	Term Loan	799
All others	Various	175
Net change in unrealized appreciation/(depreciation)		$215

*Includes reversal of previously recognized unrealized appreciation. The investment was marked at 103 prior to the loan being paid off to reflect a prepayment fee due upon payoff. When the loan was paid off during the three months ended September 30, 2026, the investment was marked down to 100 and the unrealized appreciation was reversed and rebooked as interest income as a prepayment fee.

Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	$(75)
Tidal Investments LLC	Revolver	(75)
Centaur Holdings III LLC (Copperweld)	Term Loan	122
Nexcess Digital Corp.	Term Loan	191
TechServ Operations, LLC	Term Loan	370
Frost Buyer, LLC (CraftMark)	Term Loan	391
All others	Various	23
Net change in unrealized appreciation/(depreciation)		$947

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2026 and for the period from Inception Date to September 30, 2025 was $2.7 million and $0.8 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
TechServ Operations, LLC	Term Loan	$(836)
Orion Services Group, LLC	Delayed Draw Term Loan	(126)
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	101
Designs for Health, Inc.	Revolver	105
Charter Industries Holdings LLC	Term Loan	122
Tidal Investments LLC	Term Loan	140
Brindlee Fire Intermediate, LLC	Term Loan	182
Everest Acquisitionco, LLC (Lone Peak Dental)	Term Loan	191
Centaur Holdings III LLC (Copperweld)	Term Loan	310
Patriot MCN Buyer Corp., (McNichols)	Term Loan	501
Designs for Health, Inc.	Term Loan B	517
TFG Parent Holdings, LLC (Tidal)	Class A Common Units	575
NABRICO Marine Products, Inc. (Arcosa Marine)	Term Loan	841
All others	Various	76
Net change in unrealized appreciation/(depreciation)		$2,699

Our net change in unrealized appreciation/(depreciation) for the period from Inception Date to September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	$(78)
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	(75)
Tidal Investments LLC	Revolver	(75)
Centaur Holdings III LLC (Copperweld)	Term Loan	122
Nexcess Digital Corp.	Term Loan	191
TechServ Operations, LLC	Term Loan	381
Frost Buyer, LLC (CraftMark)	Term Loan	434
All others	Various	(82)
Net change in unrealized appreciation/(depreciation)		$818

Net realized gain on short-term investments

During the three months ended September 30, 2026 and 2025 we recognized $0.8 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025 we recognized $0.7 million and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in Net Assets from operations

Our net increase in Net Assets from operations during the three months ended September 30, 2026 and 2025 was $7.4 million and $1.4 million, respectively.

Our net increase in Net Assets from operations during the nine months ended September 30, 2026 and the period from Inception Date to September 30, 2025 was $17.7 million and $0.3 million, respectively.

Our higher net increase in Net Assets from operations during the three and nine months ended September 30, 2026 compared to the increase in net assets during the three months ended September 30, 2025 and period from Inception Date to September 30, 2025 is primarily attributable to the continued ramp up of investment activity following the commencement of investment activity which took place in May 2025 and the increase in net investment income, as described above coupled with higher net realized and unrealized gains on investments during the three and nine months ended September 30, 2026 compared to the three months ended September 30, 2025 and period from Inception Date to September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Common Shares of the Company were as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Commitments	$597,043	$441,640
Undrawn commitments	$219,235	$321,640
Percentage of commitments funded	63.3%	27.2%
Common Shares	18,978,159	6,014,515

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

On August 28, 2025, the Subscription Based Credit Facility Maximum Commitment was increased to $200.0 million.

The Subscription Based Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all of the capital commitments of the investors in the Company, (ii) our right to make capital calls, receive payment of capital contributions from the investors and enforce payment of the capital commitments and capital contributions under our operating agreement and (iii) a cash collateral account into which the capital contributions from the investors are made. The Subscription Based Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of September 30, 2026, we were in compliance with such covenants.

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

A summary of amounts outstanding and available under the Credit Facilities as of September 30, 2026 and December 31, 2025 was as follows (dollar amounts in thousands):

Credit Facilities	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Asset Based Credit Facility – September 30, 2026	$475,000	$130,000	$184,953
Subscription Based Credit Facility – September 30, 2026	$200,000	$73,900	$46,328
Asset Based Credit Facility – December 31, 2025	$—	$—	$—
Subscription Based Credit Facility – December 31, 2025	$250,000	$223,785	$26,215
(1)
The amount available considers any limitations related to the debt facility borrowing.

As of September 30, 2026 and December 31, 2025 borrowings under the Asset Based Credit Facility consisted of $130.0 million and $0, respectively, of Term Loans and $0 and $0, respectively of revolving credit lines.

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

As of September 30, 2026 and December 31, 2025, $0.7 million and $1.2 million, respectively of deferred financing costs related to the revolving credit lines had yet to be amortized and $4.7 million and $0, respectively of deferred financing costs related to the Term Loan have yet to be amortized.

The carrying amount of the Credit Facilities, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 approximates its fair value. Valuation techniques and significant inputs used to determine fair value include our performance; credit, market and liquidity risk and events; our financial health; place in the capital structure; interest rate; and the respective credit agreement’s terms and conditions.

The summary information regarding the Credit Facilities for three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period from Inception Date to September 30, 2025 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,	For the period from February 5, 2025 (Inception) to September 30,
	2026	2025	2026	2025
Credit Facilities interest expense	$2,393	$1,109	$7,610	$1,460
Undrawn commitment fees	608	71	1,633	133
Administrative fees	56	15	113	30
Amortization of deferred financing costs	374	145	1,123	200
Total	$3,431	$1,340	$10,479	$1,823
Weighted average interest rate	6.13%	6.56%	6.04%	6.56%
Average outstanding balance	$152,705	$66,137	$166,097	$33,681

We may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

The Repurchase Transactions entered into during the nine months ended September 30, 2026, had an average principal balance of $305.9 million and a weighted average interest rate of 3.79%. We did not enter into any Repurchase Transactions during the nine months ended September 30, 2025.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2026 was a net loss of $0.1 million (comprised of interest expense of $0.8 million net of realized gains on short-term investments of $0.7 million).

We had no outstanding Repurchase Obligations as of September 30, 2026 and December 31, 2025. Interest expense incurred under these Repurchase Transactions was $0.8 million and $0.8 million for the three and nine months ended September 30, 2026, respectively.

We had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Brindlee Fire Intermediate, LLC	Revolver	July 2031	$2,087	$17	$—	$—
Centaur Holdings III LLC (Copperweld)	Delayed Draw Term Loan	September 2027	3,750	—	3,750	—
Centaur Holdings III LLC (Copperweld)	Revolver	September 2031	2,125	—	3,125	—
Charter Industries Holdings LLC	Revolver	October 2032	6,818	41	6,818	68
Charter Industries Holdings LLC	Delayed Draw Term Loan	October 2027	4,545	27	4,545	45
Nexcess Digital Corp.	Revolver	August 2031	7,317	7	7,317	15
Designs for Health, Inc.	Revolver	October 2030	10,526	—	10,526	105
Evaaro Bidco, Inc., (Keg Logistics)	Delayed Draw Term Loan	April 2028	3,355	30	—	—
Evaaro Bidco, Inc., (Keg Logistics)	Revolver	April 2032	1,678	15	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Delayed Draw Term Loan B	May 2028	9,095	64	—	—
Everest Acquisitionco, LLC (Lone Peak Dental)	Revolver	May 2031	2,475	17	—	—
Frost Buyer, LLC (CraftMark)	Delayed Draw Term Loan	May 2027	—	—	7,923	63
Frost Buyer, LLC (CraftMark)	Revolver	May 2031	1,282	9	3,846	31
NABRICO Marine Products, Inc. (Arcosa Marine)	Revolver	April 2032	4,870	—	—	—
Orion Services Group, LLC	Delayed Draw Term Loan	September 2028	12,562	126	—	—
Orion Services Group, LLC	Revolver	January 2032	1,396	14	—	—
Patriot MCN Buyer Corp., (McNichols)	Revolver	October 2031	4,331	—	4,331	61
Patriot MCN Buyer Corp., (McNichols)	Delayed Draw Term Loan	October 2027	7,218	—	7,218	101
Revenew International, LLC	Delayed Draw Term Loan	August 2028	5,522	83	—	—
Revenew International, LLC	Revolver	August 2031	1,907	29	—	—
Tangent Technologies Holdings, LLC	Revolver	August 2032	4,587	50	—	—
TechServ Operations, LLC	Delayed Draw Term Loan	May 2027	—	—	6,860	—
TechServ Operations, LLC	Revolver	May 2030	5,880	6	5,880	—
Three Rivers Buyer, Inc. (Grant Street)	Revolver	November 2031	4,385	35	4,385	53
Tidal Investments LLC	Revolver	August 2030	4,348	—	4,348	22
Total			$112,059	$570	$80,872	$564

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

Interest Rate Risk. As of September 30, 2026, 100% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. As of September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

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

Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$15,935	$6,202	$9,733
Up 200 basis points	10,623	4,135	6,488
Up 100 basis points	5,312	2,067	3,245
Down 100 basis points	(5,312)	(2,067)	(3,245)
Down 200 basis points	(10,623)	(4,135)	(6,488)
Down 300 basis points	(14,957)	(6,202)	(8,755)

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

Competitors of ours or our portfolio companies have instituted or may institute low cost, high financial applications and services based on AI, and new competitors may enter our space or the space of our portfolio companies using new platforms or technologies based on AI. We expect our portfolio companies to face additional competition as they utilize, introduce or acquire new products, as their existing products evolve, or as other companies introduce new products and services, including as part of efforts to develop or innovate through the application of new AI-related technologies. It will be imperative that our portfolio companies continue to improve their current products and develop new ones; accordingly, research and development is a key undertaking for our portfolio companies. New technologies may be untested or unproven, and delays and cost overruns from unforeseen technical issues may occur. Research and development can be costly, requiring substantial capital, and there is no way to ensure that the research and development performed will yield positive financial results for any of our portfolio companies. Because it is generally not possible to predict the amount of time required or the costs involved in achieving certain research and development objectives, actual development costs of our portfolio companies may exceed budgeted amounts. In addition, rapid technological developments may shorten product life cycles, require significant ongoing investment to remain competitive and render existing products or business models obsolete more quickly than anticipated. If our portfolio companies are unable to successfully develop, acquire, integrate or adapt to AI technologies or respond effectively to these competitive and regulatory developments, the value of our investments could decline, which could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

Other than sales of the Company’s Units previously reported on Form 8-K, there have been no sales by the Company of unregistered securities.

On November 3, 2025, we consummated the Conversion, at which time partners’ capital totaling $120.3 million was converted into 6,014,515 Common Shares. On January 5, 2026, we received $120.0 million from capital call proceeds related to the issuance of 6,079,159 Common Shares. On April 1, 2026, we received $38.6 million from capital call proceeds related to the issuance of 1,912,451 Common Shares. On July 1, 2026, we received $99.2 million from capital call proceeds relating to the issuance of 4,972,034 Common Shares. It is expected that all Common Shares will be issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

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

10.1

Investment Advisory and Management Agreement, dated November 3, 2025, by and between the Company and TCW PT Management Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.2

Investment Sub-Advisory Agreement, dated November 3, 2025, by and between the Company and PNC Steel City Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.3

Administration Agreement, dated November 3, 2025, by and between the Company and TCW Asset Management Company, LLC (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.4

Revolving Credit Agreement dated as of April 21, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.5

First Amendment to Revolving Credit Agreement dated as of October 24, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.6

Second Amendment to Revolving Credit Agreement dated as of December 16, 2025, by and among the Company, as Borrower, Natixis, New York Branch, as administrative agent for the Lenders (in such capacity, the Administrative Agent), and the Committed Lenders, Conduit Lenders, and Funding Agents (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 26, 2026)

10.7

Loan and Servicing Agreement dated as of January 23, 2026, by and among Barings Direct Investments LLC, as administrative agent for the lenders, (in such capacity, the Administrative Agent), and City National Bank, as Revolving Administrative Agent, and the Facility Servicer, Portfolio Asset Servicer, and Collateral Custodian (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2026).

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

TCW STEEL CITY SENIOR LENDING BDC
Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller

President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim

Chief Financial Officer